Form 10QSB
period 2003-03-31
FREEDOM BANCSHARES INC
filed 2003-05-19
CIK 1216997

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                       ---------------------------
                              FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 2003.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------

                  Commission File No. 33-31013-A

                     FREEDOM BANCSHARES, INC.
  -----------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


            GEORGIA                           06-1671382
     ------------------------   ------------------------------------
     (State of Incorporation)   (I.R.S. Employer Identification No.)

         244 JOHN B. BROOKS ROAD, PENDERGRASS, GEORGIA  30567
  -----------------------------------------------------------------
               (Address of Principal Executive Offices)

                          (706)423-2500
  -----------------------------------------------------------------
          (Issuer's Telephone Number, Including Area Code)

                             NONE
  -----------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X            No
                        ---              ---

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, $1.00 par value per share, 1 share outstanding as of May
15, 2003.

	TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  (Check one):
                            Yes  X      No
                                ----       ----



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                         FREEDOM BANCSHARES, INC.
                            COMMERCE, GEORGIA
                    (A DEVELOPMENT STAGE ENTERPRISE)
                             BALANCE SHEETS
                               (UNAUDITED)

                                        March 31,   December 31,
ASSETS                                     2003         2002
                                           ----         ----
Cash                                   $   12,052    $   33,835
Property and equipment, net                 8,583         9,063
Deferred registration costs               110,418        29,216
Other assets                                2,333         3,208
                                        ---------     ---------
 Total Assets                          $  133,386    $   75,322
                                        =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Note payable                           $  439,500    $  173,500
Interest payable                            3,277          - -
Accounts payable                            9,989        56,063
Accrued expense                                65         4,950
                                        ---------     ---------
 Total Liabilities                     $  452,831    $  234,513
                                        ---------     ---------

Commitments and contingencies (Note 4)

Stockholder's Equity (Note 1):
Preferred stock, zero par value,
 2.0 million shares authorized,
 no shares issued or outstanding       $    - -      $    - -
Common stock, $1.00 par value, 10.0
 million shares authorized, one
 share issued or outstanding                    1             1
Paid-in-capital                                 9             9
Stock subscription receivable                 (10)          (10)
(Deficit) accumulated during
 the development stage                   (319,445)     (159,191)
                                        ---------     ---------
 Total Stockholder's Equity            $ (319,445)   $ (159,191)
                                        ---------     ---------
 Total Liabilities and
  Stockholder's Equity                 $  133,386    $   75,322
                                        =========     =========


              Refer to notes to the financial statements.



                           FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                 Inception
                                     For the three-month    (October 2, 2002)
                                    period ended March 31,           to
                                   ------------------------       March 31,
                                      2003           2002           2003
                                      ----           ----           ----
Revenues:
 Interest income                   $    - -       $    - -       $    - -
                                    --------       --------       --------
   Total revenues                       - -            - -            - -
                                    --------       --------       --------

Expenses:
  Professional fees                $  27,338      $    - -       $  94,098
  Salaries and benefits               84,400           - -         145,181
  Regulatory fees                      2,989           - -          14,989
  Travel and lodging                     829           - -           8,209
  Rent expense                         6,000           - -          10,306
  Depreciation                           480           - -           1,013
  Interest                             3,400           - -           4,180
  Other expenses                      34,818           - -          41,469
                                    --------       --------       --------
   Total expenses                  $ 160,254      $    - -       $ 319,445
                                    --------       --------       --------

Net (loss)                         $(160,254)     $    - -       $(319,445)
                                    ========       ========       ========


                 Refer to notes to the financial statements.



                            FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                   Inception
                                         For the three-month   (October 2, 2002)
                                         period ended March 31,        to
                                        ------------------------    March 31,
                                            2003         2002         2003
                                            ----         ----         ----
Cash flows from pre-operating
 activities of the development stage:
  Net (loss)                            $ (160,254)   $    - -       $(319,445)
  Adjustments to reconcile net
   (loss) to net cash used by
   pre-operating activities
   of the development stage:
    Increase in registration costs         (81,202)        - -        (110,418)
    (Decrease) in payables and accruals    (47,682)        - -          13,331
    Decrease in other assets                   875         - -          (2,333)
    Depreciation expense                       480         - -           1,013
                                         ---------      --------      --------
Net cash used by pre-operating
 activities of the development stage    $ (287,783)    $   - -       $(417,852)
                                         ---------      --------      --------

Cash flows from investing activities:
 Purchase of fixed assets               $    - -       $   - -       $  (9,596)
                                         ---------      --------      --------
Net cash used in investing activities        - -           - -          (9,596)
                                         ---------      --------      --------

Cash flows from financing activities:
 Increase in notes payable              $  266,000     $   - -       $ 439,500
                                         ---------      --------      --------
Net cash provided
 from financing activities              $  266,000     $   - -       $ 439,500
                                         ---------      --------      --------

Net (decrease) in cash                  $  (21,783)    $   - -       $  12,052
Cash, beginning of period                   33,835         - -            - -
                                         ---------      --------      --------
Cash, end of period                     $   12,052     $   - -       $  12,052
                                         =========      ========      ========


              Refer to notes to the financial statements.



                        FREEDOM BANCSHARES, INC.
                           COMMERCE, GEORGIA
         STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)
         FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
          AND FROM INCEPTION (OCTOBER 2, 2002) TO MARCH 31, 2003
                               (UNAUDITED)

                                                            (Deficit)
                                                 Stock     Accumulated
                                         Paid   Subscrip-  During the
                   Preferred   Common     in      tion     Development
                     Stock     Stock    Capital Receivable    Stage      Total
                     -----     -----    ------- ----------    -----      -----

Balance,
 Dec. 31, 2001     $   --    $   --    $  --    $    --    $    --    $    --
                    -------   -------   ------   --------   --------   --------

Comprehensive Income:
--------------------
Net loss,
 three-month
 period ended
 March 31, 2002        --        --       --         --         --         --
                    -------   -------   ------   --------   --------   --------

Total comprehensive
 income                --        --       --         --         --         --
                    -------   -------   ------   --------   --------   --------

Balance,
 March 31, 2002    $   --    $   --    $  --    $    --    $    --    $    --
                    =======   =======   ======   ========   ========   ========

-------------------------------------------
At inception
 (Oct. 2, 2002)    $   --    $   --    $  --    $    --    $    --    $    --
                   -------   -------   ------   --------   --------   --------

Issuance
 of one share
 of common stock       --           1        9        (10)      --         --

Comprehensive Income:
--------------------
Net loss,
 from inception
 (Oct. 2, 2002)
 to Mar. 31, 2003      --        --       --         --     (319,445)  (319,445)
                    -------   -------   ------   --------   --------   --------

Total comprehensive
 income                --        --       --         --     (319,445)  (319,445)
                    -------   -------   ------   --------   --------   --------

Balance,
 Mar. 31, 2003     $   --    $      1  $     9  $     (10) $(319,445) $(319,445)
                    =======   =======   ======   ========   ========   ========

-------------------------------------------

Balance,
 Dec. 31, 2002     $   --    $      1  $     9  $     (10) $(159,191) $(159,191)
                    -------   -------   ------   --------   --------   --------

Comprehensive Income:
--------------------
Net loss,
 three-month
 period ended
 March 31, 2003        --        --       --         --     (160,254)  (160,254)
                    -------   -------   ------   --------   --------   --------

Total comprehensive
 income                --        --       --         --     (160,254)  (160,254)
                    -------   -------   ------   --------   --------   --------

Balance,
 March 31, 2003    $   --    $      1  $     9  $     (10) $(319,445) $(319,445)
                    =======   =======   ======   ========   ========   ========


                Refer to notes to the financial statements.



                           FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
                       (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2003


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the financial statements and footnotes thereto included in the prospectus dated April 4, 2003.

NOTE 2 - SUMMARY OF ORGANIZATION

	Freedom Bancshares, Inc., Commerce, Georgia (the "Company") is a proposed one-bank holding company with respect to a de novo bank, Freedom Bank of Georgia (In Organization), Commerce, Georgia (the "Bank"). Prior to the Company's incorporation on January 17, 2003, a group of organizers formed FB Investors, LLC (the "LLC") to facilitate in the initial process of organizing and forming both the Company and the Bank. Although the LLC was officially organized November 12, 2002, it had commenced operations on October 2, 2002, the date of inception. On January 24, 2003, the LLC's Board of Directors assigned and transferred all of the assets and liabilities of the LLC to the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by the LLC from inception, October 2, 2002, have been transferred to the Company. As a result, all financial transactions undertaken by the LLC from inception, October 2, 2002, through January 24, 2003 are reflected in the Company's financial statements as of and for the period ended March 31, 2003. Also transactions undertaken by the LLC from inception, October 2, 2002, through December 31, 2002 are reflected in the Company's financial statements as of and for the period ended December 31, 2002.

	The Company filed applications with the Georgia Department of Banking and Finance (the "GaDBF") to charter the Bank and with the Federal Deposit Insurance Corporation (the "FDIC") to insure deposits up to $100,000 per depositor. Once preliminary approvals on the above applications are obtained, an application will be filed with the Federal Reserve Board (the "FRB") for membership. Additionally, applications for prior approval to form a bank holding company will be filed with the FRB and with the GaDBF.

	The Company's articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock ("Common Stock"). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of March 31, 2003, one share of the Company's Common Stock was issued and outstanding.

	The Company's articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock ("Preferred Stock"). The Company's Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of March 31, 2003, no shares of the Company's Preferred Stock were issued or outstanding.

	The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") offering for sale a minimum of 800,000 and maximum of 1,200,000 shares of its $1.00 par value Common Stock (the "Offering"). The sales price for each share of Common Stock is $10.00. All subscription proceeds will be held by an Escrow Agent pending acceptance of subscriptions, completion of the Offering, and the receipt of preliminary approvals from the various banking regulators. If the sale of the minimum (800,000) shares of Common Stock is not accomplished by the expiration date, as it may be extended, all subscriptions will be canceled and all proceeds returned with interest to the subscribers. If the sale of the minimum (800,000) shares of Common Stock is accomplished and all preliminary regulatory approvals obtained, the Company will capitalize the Bank and commence banking operations. The Offering was declared effective by the SEC on April 4, 2003, and the sale of the Company's common stock is underway.

	In connection with the Company's formation and Offering, up to 200,000 stock warrants will be issued to the Company's organizers. The issuance of the warrants is subject to regulatory approval and various conditions. Organizers will be awarded one warrant for each share of Common Stock purchased in the Offering. Each warrant will entitle its owner to purchase one share of Common Stock for a price of $10.00. The warrants will vest in one-third annual increments over a three-year period beginning on the one-year anniversary date of the issuance of Common Stock sold in the Offering. Warrants, when vested, will be exercisable for a period of no more than ten years from the date that the Company issues the Common Stock that is sold in the Offering, or no more than ninety days after a warrant holder ceases to be either a director or senior executive of the Company, whichever period is shorter. As of March 31, 2003, no warrants were issued or outstanding.

	The Company will reserve up to 80,000 shares of Common Stock for issuance under a stock option plan, which will be administered by the Company's Personnel and Compensation Committee (the "Committee"). The Committee will have the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of March 31, 2003, no such options were issued or outstanding.

	The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2001, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others." SOP 01-6 reconciles the specialized accounting and financial reporting guidance in the existing Banks and Savings Institutions Guide, Audits of Credit Unions Guide, and Audits of Finance Companies Guide. The SOP eliminates differences in accounting and disclosure established by the respective guides and carries forward accounting guidance for transactions determined to be unique to certain financial institutions. Adoption of this pronouncement has not had a material impact on the Company's results of operations or financial position.

	In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which addresses accounting for the acquisition of certain financial institutions. The provisions of SFAS No. 147 rescind the specialized accounting guidance in paragraph 5 of SFAS No. 72 and would require unidentifiable intangible assets to be reclassified to goodwill if certain criteria are met. Financial institutions meeting the conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements after September 30, 2002. The adoption of SFAS No. 147 has had no material impact on the Company's results of operations or financial position.

	In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. The provisions of SFAS No. 148 are effective for annual periods ending December 15, 2002, and for interim periods beginning after December 15, 2002.

	In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It addresses the accounting for the stand-ready obligation under guarantees. A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the guarantee is remote. The initial liability will be measured as the fair value of the stand-ready obligation. Additionally, the Interpretation addresses the disclosure requirements for guarantees including the nature and terms of the guarantees, maximum potential for future amounts and the carrying amount of the liabilities. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. Commercial letters of credit and other loan commitments, which are commonly thought of as guarantees of funds were not included in the scope of interpretation. The Company has made relevant disclosures in the current year financial statements. The Company does not expect the adoption of Interpretation No. 45 to have a material impact on its financials.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
-----------------------------------------------------------------------
         PLAN OF OPERATION.
         ------------------

	The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.


OVERVIEW

	Freedom Bancshares, Inc. (the "Company") was incorporated on January 17, 2003 to serve as a holding company for a proposed de novo bank, Freedom Bank (in organization), Commerce, Georgia (the "Bank"). On January 24, 2003, the
Company succeeded to all the assets and liabilities of a partnership that had been established by the organizers of the Bank in November of 2002 and through which the organizers' activities had been conducted. The Company is still in a development stage and will remain in that stage until the Bank opens for business. Since its inception, the Company's main focus has been centered on activities relating to the organization of the Company and the Bank, conducting the Company's initial public offering, applying to the Georgia Department of Banking and Finance (the "GaDBF") for a bank charter, applying to the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance, conducting the sale of the Company's common stock, interviewing and hiring personnel, and identifying the location from which the Company and its subsidiary Bank will operate.

	The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") which Registration Statement became effective April 4, 2003. Pursuant to the Registration Statement, a minimum of 800,000 shares of the Company's common stock, $1.00 par value per share (the "Common Stock"), and a maximum of 1,200,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of the date of this report, subscriptions for 181,650 shares of the Company's common stock have been sold.


FINANCIAL RESULTS

	For the three-month periods ended March 31, 2003 and 2002, net loss amounted to $160,254 and $0, respectively. The increase in loss during the three-month period ended March 31, 2003 when compared to the three-month period ended March 31, 2002 was due to the fact that the Company was not operational during the March 31, 2002 calendar quarter.

	For the three-month period ended March 31, 2002, the primary expenses were salaries and benefits ($84,400) and professional fees ($27,338). The Company has three full time employees to manage the operational and financial affairs of the Company. Professional expenses consist of legal, accounting and fee paid to professionals hired to assist the Company with its applications to the various governmental agencies. The Company's balance sheet, as of March 31, 2002, shows a deferred registration account with $110,418; the money represents costs associated with the preparation of various legal documents, such as the Offering (Prospectus) documents, and selling expenses relative to the Company's common stock. In the event the Company is unable to sell 800,000 shares of common stock, the amount in the deferred registration account will be charged against the Company's earnings.

	Because the Company is in the organizational stage, it has no operations from which to generate revenues. Note that interest income earned on funds raised from the sale of the Company's common stock and held in escrow by the escrow agent will be released to the Company upon the Bank's opening for business. Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges. Its principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, sale of loans and investment securities, and partial or full repayment of loans by borrowers.

	The Bank's operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other borrowings. This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank's ability to predict or control. Large moves in interest rates may decrease or eliminate the Bank's profitability.


FUNDING OF OPERATIONS AND LIQUIDITY

	The Company's operations from inception through March 31, 2003 have been funded through an unsecured revolving line of credit, extended by an unrelated financial institution. The line of credit originated at $500,000 and was later increased to $750,000. As of March 31, 2003, the borrowings are as follows:

                             Date of                    Director(s)'
                Amount       Maturity    Collateral     Guarantee
                ------       --------    ----------     ------------
              $ 439,500      03-17-04        - -            Yes

	The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the initial twelve months after a successful Offering; all anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company's initial public offering.


CAPITAL EXPENDITURES

	There have been no significant capital expenditures undertaken by the Company. As of March 31, 2003, the Company had purchased office equipment having an aggregate cost of under $10,000.


ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

	Certain of the statements contained in this report on Form 10-QSB that are not historical facts are forward looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management.

	The Company cautions readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

	The Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the SEC, including the "Risk Factors" section of the Company's Registration Statement (Registration No. 333-92653) as filed with the SEC and declared effective on April 4, 2003.


ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

	The Company's Chief Financial Officer has evaluated the Company's disclosure controls and procedures as of a date within 90 days prior to the date of this filing, and concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

	Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.


                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

	The Company is not a party to any pending litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------

	During the three-months ended March 31, 2003, the Company did not issue any securities without registration under the Securities Act of 1933.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

	This item is not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

	No matters were submitted to a vote of the shareholders of the Company during the three-months ended March 31, 2003.


ITEM 5.  OTHER INFORMATION.
---------------------------

	This item is not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

      (a) The certification pursuant to Section 906 of the Sarbanes-Oxley Act is filed as Exhibit 99.1 hereto.


      (b) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the three-month period ended March 31, 2003.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FREEDOM BANCSHARES, INC.
                             ---------------------------------------
                            (Registrant)


Date: May 16, 2003       By: /s/ William F. Talley
      -----------------      ---------------------------------------
                             William F. Talley
                             Chief Financial Officer
                             (Executive, Financial and Accounting Officer)


                                 CERTIFICATION

I, William F. Talley, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Freedom Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others employed by the registrant, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

    c) presented in this quarterly report in conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

                                       /s/ William F. Talley
                                       -------------------------------
                                       William F. Talley
                                       Chief Financial Officer
                                       (Executive and financial officer)