Form 10QSB
period 2003-06-30
FREEDOM BANCSHARES INC
filed 2003-08-14
CIK 1216997

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                       ---------------------------
                              FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 2003.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------

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

	Common stock, $1.00 par value per share, 1 share outstanding as of August 5, 2003.

	TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  (Check one):
                            Yes  X      No
                                ----       ----



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                         FREEDOM BANCSHARES, INC.
                            COMMERCE, GEORGIA
                    (A DEVELOPMENT STAGE ENTERPRISE)
                             BALANCE SHEETS
                               (UNAUDITED)

                                         June 30,   December 31,
ASSETS                                     2003         2002
                                           ----         ----
Cash                                   $     - -     $   33,835
Property and equipment, net                 7,463         9,063
Deferred registration costs               190,858        29,216
Other assets                                1,458         3,208
                                        ---------     ---------
 Total Assets                          $  199,779    $   75,322
                                        =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Note payable                           $  681,000    $  173,500
Interest payable                              418          - -
Accounts payable                            6,849        56,063
Accrued expense                              - -          4,950
                                        ---------     ---------
 Total Liabilities                     $  688,267    $  234,513
                                        ---------     ---------

Commitments and contingencies (Note 4)

Stockholder's Equity (Note 1):
Preferred stock, zero par value,
 2.0 million shares authorized,
 no shares issued or outstanding       $    - -      $    - -
Common stock, $1.00 par value, 10.0
 million shares authorized, one
 share issued or outstanding                    1             1
Paid-in-capital                                 9             9
Stock subscription receivable                 (10)          (10)
(Deficit) accumulated during
 the development stage                   (488,488)     (159,191)
                                        ---------     ---------
 Total Stockholder's Equity            $ (488,488)   $ (159,191)
                                        ---------     ---------
 Total Liabilities and
  Stockholder's Equity                 $  199,779    $   75,322
                                        =========     =========


              Refer to notes to the financial statements.



                           FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                     For the three-month
                                    period ended June 30,
                                   ------------------------
                                      2003           2002
                                      ----           ----
Revenues:
 Interest income                   $    - -       $    - -
                                    --------       --------
   Total revenues                       - -            - -
                                    --------       --------

Expenses:
  Professional fees                $  26,009      $    - -
  Salaries and benefits              128,141           - -
  Regulatory fees                      1,263           - -
  Travel and lodging                   3,262           - -
  Rent expense                         4,500           - -
  Depreciation                         1,119           - -
  Interest                             4,541           - -
  Other expenses                         208           - -
                                    --------       --------
   Total expenses                  $ 169,043      $    - -
                                    --------       --------

Net (loss)                         $(169,043)     $    - -
                                    ========       ========


                 Refer to notes to the financial statements.



                           FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                                 Inception
                                      For the six-month     (October 2, 2002)
                                    period ended June 30,            to
                                   ------------------------        June 30,
                                      2003           2002           2003
                                      ----           ----           ----
Revenues:
 Interest income                   $    - -       $    - -       $    - -
                                    --------       --------       --------
   Total revenues                       - -            - -            - -
                                    --------       --------       --------

Expenses:
  Professional fees                $  53,347      $    - -       $ 120,107
  Salaries and benefits              212,541           - -         273,322
  Regulatory fees                      4,252           - -          16,252
  Travel and lodging                   4,091           - -          11,471
  Rent expense                        10,500           - -          14,806
  Depreciation                         1,599           - -           2,132
  Interest                             7,941           - -           8,721
  Other expenses                      35,026           - -          41,677
                                    --------       --------       --------
   Total expenses                  $ 329,297      $    - -       $ 488,488
                                    --------       --------       --------

Net (loss)                         $(329,297)     $    - -       $(488,488)
                                    ========       ========       ========


                 Refer to notes to the financial statements.



                            FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                   Inception
                                          For the six month    (October 2, 2002)
                                         period ended June 30,         to
                                        ------------------------     June 30,
                                            2003         2002         2003
                                            ----         ----         ----
Cash flows from pre-operating
 activities of the development stage:
  Net (loss)                            $ (329,297)   $    - -       $(488,488)
  Adjustments to reconcile net
   (loss) to net cash used by
   pre-operating activities
   of the development stage:
    Increase in registration costs        (161,642)        - -        (190,858)
    (Decrease) in payables and accruals    (53,746)        - -           7,267
    Decrease in other assets                 1,750         - -          (1,458)
    Depreciation expense                     1,600         - -           2,132
                                         ---------      --------      --------
Net cash used by pre-operating
 activities of the development stage    $ (541,335)    $   - -       $(671,405)
                                         ---------      --------      --------

Cash flows from investing activities:
 Purchase of fixed assets               $    - -       $   - -       $  (9,595)
                                         ---------      --------      --------
Net cash used in investing activities        - -           - -          (9,595)
                                         ---------      --------      --------

Cash flows from financing activities:
 Increase in notes payable              $  507,500     $   - -       $ 681,000
                                         ---------      --------      --------
Net cash provided
 from financing activities              $  507,500     $   - -       $ 681,000
                                         ---------      --------      --------

Net (decrease) in cash                  $  (33,835)    $   - -       $       0
Cash, beginning of period                   33,835         - -            - -
                                         ---------      --------      --------
Cash, end of period                     $        0     $   - -       $       0
                                         =========      ========      ========


              Refer to notes to the financial statements.



                        FREEDOM BANCSHARES, INC.
                           COMMERCE, GEORGIA
         STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)
          FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
          AND FROM INCEPTION (OCTOBER 2, 2002) TO JUNE 30, 2003
                               (UNAUDITED)

                                                            (Deficit)
                                                 Stock     Accumulated
                                         Paid   Subscrip-  During the
                   Preferred   Common     in      tion     Development
                     Stock     Stock    Capital Receivable    Stage      Total
                     -----     -----    ------- ----------    -----      -----

Balance,
 Dec. 31, 2001     $   --    $   --    $  --    $    --    $    --    $    --
                    -------   -------   ------   --------   --------   --------

Comprehensive Income:
--------------------
Net loss,
 six-month
 period ended
 June 30, 2002         --        --       --         --         --         --
                    -------   -------   ------   --------   --------   --------

Total comprehensive
 income                --        --       --         --         --         --
                    -------   -------   ------   --------   --------   --------

Balance,
 June 30, 2002     $   --    $   --    $  --    $    --    $    --    $    --
                    =======   =======   ======   ========   ========   ========

-------------------------------------------
At inception
 (Oct. 2, 2002)    $   --    $   --    $  --    $    --    $    --    $    --
                   -------   -------   ------   --------   --------   --------

Issuance
 of one share
 of common stock       --           1        9        (10)      --         --

Comprehensive Income:
--------------------
Net loss,
 from inception
 (Oct. 2, 2002)
 to June 30, 2003      --        --       --         --     (488,488)  (488,488)
                    -------   -------   ------   --------   --------   --------

Total comprehensive
 income                --        --       --         --     (488,488)  (488,488)
                    -------   -------   ------   --------   --------   --------

Balance,
 June 30, 2003     $   --    $      1  $     9  $     (10) $(488,488) $(488,488)
                    =======   =======   ======   ========   ========   ========

-------------------------------------------

Balance,
 Dec. 31, 2002     $   --    $      1  $     9  $     (10) $(159,191) $(159,191)
                    -------   -------   ------   --------   --------   --------

Comprehensive Income:
--------------------
Net loss,
 six-month
 period ended
 June 30, 2003         --        --       --         --     (329,297)  (329,297)
                    -------   -------   ------   --------   --------   --------

Total comprehensive
 income                --        --       --         --     (329,297)  (329,297)
                    -------   -------   ------   --------   --------   --------

Balance,
 June 30, 2003     $   --    $      1  $     9  $     (10) $(488,488) $(488,488)
                    =======   =======   ======   ========   ========   ========


                Refer to notes to the financial statements.



                           FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
                       (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2003


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the financial statements and footnotes thereto included in the prospectus dated April 4, 2003.

NOTE 2 - SUMMARY OF ORGANIZATION

	Freedom Bancshares, Inc., Commerce, Georgia (the "Company") is a proposed one-bank holding company with respect to a de novo bank, Freedom Bank of Georgia (In Organization), Commerce, Georgia (the "Bank"). Prior to the Company's incorporation on January 17, 2003, a group of organizers formed FB Investors, LLC (the "LLC") to facilitate in the initial process of organizing and forming both the Company and the Bank. Although the LLC was officially organized November 12, 2002, it had commenced operations on October 2, 2002, the date of inception. On January 24, 2003, the LLC's Board of Directors assigned and transferred all of the assets and liabilities of the LLC to the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by the LLC from inception, October 2, 2002, have been transferred to the Company. As a result, all financial transactions undertaken by the LLC from inception, October 2, 2002, through January 24, 2003 are reflected in the Company's financial statements as of and for the period ended June 30, 2003. Also, transactions undertaken by the LLC from inception, October 2, 2002, through December 31, 2002 are reflected in the Company's financial statements as of and for the period ended December 31, 2002.

	The Company filed applications with the Georgia Department of Banking and Finance (the "GaDBF") to charter the Bank and with the Federal Deposit Insurance Corporation (the "FDIC") to insure deposits up to $100,000 per depositor. Once preliminary approvals on the above applications are obtained, an application will be filed with the Federal Reserve Board (the "FRB") for membership. Additionally, applications for prior approval to form a bank holding company will be filed with the FRB and with the GaDBF. Note that preliminary approvals from both the GaDBF and the FDIC were obtained after June 30, 2003 but prior to the issuance of this report.

	The Company's articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock ("Common Stock"). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of June 30, 2003, one share of the Company's Common Stock was issued and outstanding.

	The Company's articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock ("Preferred Stock"). The Company's Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of June 30, 2003, no shares of the Company's Preferred Stock were issued or outstanding.

	The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") offering for sale a minimum of 800,000 and maximum of 1,200,000 shares of its $1.00 par value Common Stock (the "Offering"). The sales price for each share of Common Stock is $10.00. All subscription proceeds will be held by an Escrow Agent pending acceptance of subscriptions, completion of the Offering, and the receipt of preliminary approvals from the various banking regulators. If the sale of the minimum (800,000) shares of Common Stock is not accomplished by the expiration date, as it may be extended, all subscriptions will be canceled and all proceeds returned with interest to the subscribers. If the sale of the minimum (800,000) shares of Common Stock is accomplished and all preliminary regulatory approvals obtained, the Company will capitalize the Bank and commence banking operations. The Offering was declared effective by the SEC on April 4, 2003; as of the date of this report, the sale of the Company's common stock is in progress.

	In connection with the Company's formation and Offering, up to 200,000 stock warrants will be issued to the Company's organizers. The issuance of the warrants is subject to regulatory approval and various conditions. Organizers will be awarded one warrant for each share of Common Stock purchased in the Offering. Each warrant will entitle its owner to purchase one share of Common Stock for a price of $10.00. The warrants will vest in one-third annual increments over a three-year period beginning on the one-year anniversary date of the issuance of Common Stock sold in the Offering. Warrants, when vested, will be exercisable for a period of no more than ten years from the date that the Company issues the Common Stock that is sold in the Offering, or no more than ninety days after a warrant holder ceases to be either a director or senior executive of the Company, whichever period is shorter. As of June 30, 2003, no warrants were issued or outstanding.

	The Company will reserve up to 80,000 shares of Common Stock for issuance under a stock option plan, which will be administered by the Company's Personnel and Compensation Committee (the "Committee"). The Committee will have the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of June 30, 2003, no such options were issued or outstanding.

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

	The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") which Registration Statement became effective April 4, 2003. Pursuant to the Registration Statement, a minimum of 800,000 shares of the Company's common stock, $1.00 par value per share (the "Common Stock"), and a maximum of 1,200,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of July 17, 2003, subscriptions for 500,503 shares of the Company's common stock have been sold.


FINANCIAL RESULTS

	Since the date of inception is October 2, 2002, no comparison of performance between June 30, 2003 and June 30, 2002 is possible. Accordingly, we will only issue the financial results for the three and six-month periods ended June 30, 2003.

	For the three-month period ended June 30, 2003, net loss amounted to $(169,043). The net loss consisted only of expenses as there were no revenues. The largest expense is salaries and benefits in the amount of $128,141, representing 75.8% of total expenses. The only other significant expense is professional fees which amounted to $26,009, representing 15.4% of total expenses. Other expenses, such as interest, rent, travel, etc. aggregated 8.8%, but not more than 3.0% individually.

	For the six-month period ended June 30, 2003, net loss amounted to $(329,297). The primary expenses were salaries and benefits ($212,541) and professional fees ($53,347). The Company has four full time employees to manage the operational and financial affairs of the Company. Professional expenses consist of legal, accounting, and fees paid to professionals assisting the Company with its applications to the various governmental agencies. The Company's balance sheet, as of June 30, 2003, shows a deferred registration account with $190,858; the money represents costs associated with the preparation of various legal documents, such as the Offering (Prospectus) documents, and selling expenses relative to the Company's common stock. In the event the Company is unable to sell 800,000 shares of common stock, the amount in the deferred registration account will be charged against the Company's earnings. If the Company is successful in selling the minimum 800,000 shares, deferred registration costs will be netted against paid-in-capital.

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


FUNDING OF OPERATIONS AND LIQUIDITY

	The Company's operations from inception through June 30, 2003 have been funded through an unsecured revolving line of credit, extended by an unrelated financial institution. The line of credit originated at $500,000 and was later increased to $750,000. As of June 30, 2003, the borrowings are as follows:

                             Date of                    Director(s)'
                Amount       Maturity    Collateral     Guarantee
                ------       --------    ----------     ------------
              $ 681,000      03-17-04        - -            Yes

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


CAPITAL EXPENDITURES

	There have been no significant capital expenditures undertaken by the Company. As of June 30, 2003, the Company had purchased office equipment having an aggregate cost of under $10,000.


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------

	During the six months ended June 30, 2003, the Company did not issue any securities without registration under the Securities Act of 1933.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

	This item is not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

	No matters were submitted to a vote of the shareholders of the Company during the three months ended June 30, 2003.


ITEM 5.  OTHER INFORMATION.
---------------------------

	Effective June 9, 2003, Vincent D. Cater was hired to serve as the Company's and Subsidiary's (in organization) President and CEO, to fill the vacancy caused by Thomas Rankin's separation, which became effective April 30, 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

      (a) The certification pursuant to Section 302 of the Sarbanes-Oxley Act is filed as Exhibit 31.1 hereto.

      (b) The certification pursuant to Section 906 of the Sarbanes-Oxley Act is filed as Exhibit 32.1 hereto.

      (c) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the three-month period ended June 30, 2003.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FREEDOM BANCSHARES, INC.
                             ---------------------------------------
                            (Registrant)


Date: August 14, 2003    By: /s/ Vincent D. Cater
      -----------------      ---------------------------------------
                             Vincent D. Cater
                             Chief Executive Officer
                             (Executive)