Form 10QSB
period 2003-09-30
FREEDOM BANCSHARES INC
filed 2003-11-13
CIK 1216997

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                       ---------------------------
                              FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 2003.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------

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

	Common stock, $1.00 par value per share, 1 share outstanding as of November 11, 2003.

	TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  (Check one):
                            Yes  X      No
                                ----       ----



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                         FREEDOM BANCSHARES, INC.
                            COMMERCE, GEORGIA
                    (A DEVELOPMENT STAGE ENTERPRISE)
                             BALANCE SHEETS
                               (UNAUDITED)

                                      September 30,  December 31,
ASSETS                                     2003         2002
                                           ----         ----
Cash                                   $        0    $   33,835
Property and equipment, net                 6,344         9,063
Deferred registration costs               257,179        29,216
Other assets                                  583         3,208
                                        ---------     ---------
 Total Assets                          $  264,106    $   75,322
                                        =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
Note payable                           $  910,000    $  173,500
Interest payable                              370          - -
Accounts payable                           13,870        56,063
Accrued expense                            14,000         4,950
                                        ---------     ---------
 Total Liabilities                     $  938,240    $  234,513
                                        ---------     ---------

Commitments and contingencies (Note 4)

Stockholder's Equity (Note 1):
Preferred stock, zero par value,
 2.0 million shares authorized,
 no shares issued or outstanding       $    - -      $    - -
Common stock, $1.00 par value, 10.0
 million shares authorized, one
 share issued or outstanding                    1             1
Paid-in-capital                                 9             9
Stock subscription receivable                 (10)          (10)
(Deficit) accumulated during
 the development stage                   (674,134)     (159,191)
                                        ---------     ---------
 Total Stockholder's Equity            $ (674,134)   $ (159,191)
                                        ---------     ---------
 Total Liabilities and
  Stockholder's Equity                 $  264,106    $   75,322
                                        =========     =========


              Refer to notes to the financial statements.



                           FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                     For the three-month
                                  period ended September 30,
                                  --------------------------
                                      2003           2002
                                      ----           ----
Revenues:
 Interest income                   $    - -       $    - -
                                    --------       --------
   Total revenues                       - -            - -
                                    --------       --------

Expenses:
  Professional fees                $  32,809      $    - -
  Salaries and benefits              116,955           - -
  Regulatory fees                      - -             - -
  Travel and lodging                   2,588           - -
  Rent expense                         4,500           - -
  Depreciation                         1,120           - -
  Interest                             6,905           - -
  Other expenses                      20,769           - -
                                    --------       --------
   Total expenses                  $ 185,646      $    - -
                                    --------       --------

Net (loss)                         $(185,646)     $    - -
                                    ========       ========


                 Refer to notes to the financial statements.



                           FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                     For the nine-month          Inception
                                        period ended        (October 2, 2002)
                                        September 30,                to
                                  --------------------------    September 30,
                                      2003           2002           2003
                                      ----           ----           ----
Revenues:
 Interest income                   $    - -       $    - -       $    - -
                                    --------       --------       --------
   Total revenues                       - -            - -            - -
                                    --------       --------       --------

Expenses:
  Professional fees                $  86,156      $    - -       $ 152,916
  Salaries and benefits              329,496           - -         390,277
  Regulatory fees                      4,252           - -          16,252
  Travel and lodging                   6,679           - -          14,059
  Rent expense                        15,000           - -          19,306
  Depreciation                         2,719           - -           3,252
  Interest                            14,846           - -          15,626
  Other expenses                      55,795           - -          62,446
                                    --------       --------       --------
   Total expenses                  $ 514,943      $    - -       $ 674,134
                                    --------       --------       --------

Net (loss)                         $(514,943)     $    - -       $(674,134)
                                    ========       ========       ========


                 Refer to notes to the financial statements.



                            FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
                       (A DEVELOPMENT STAGE ENTERPRISE)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                   Inception
                                         For the nine-month    (October 2, 2002)
                                         period ended Sept. 30,        to
                                        ------------------------    Sept. 30,
                                            2003         2002         2003
                                            ----         ----         ----
Cash flows from pre-operating
 activities of the development stage:
  Net (loss)                            $ (514,943)   $    - -       $(674,134)
  Adjustments to reconcile net
   (loss) to net cash used by
   pre-operating activities
   of the development stage:
    Increase in registration costs        (227,963)        - -        (257,179)
    (Decrease) in payables and accruals    (32,773)        - -          28,240
    Decrease in other assets                 2,625         - -            (583)
    Depreciation expense                     2,719         - -           3,252
                                         ---------      --------      --------
Net cash used by pre-operating
 activities of the development stage    $ (770,335)    $   - -       $(900,404)
                                         ---------      --------      --------

Cash flows from investing activities:
 Purchase of fixed assets               $    - -       $   - -       $  (9,596)
                                         ---------      --------      --------
Net cash used in investing activities        - -           - -          (9,596)
                                         ---------      --------      --------

Cash flows from financing activities:
 Increase in notes payable              $  736,500     $   - -       $ 910,000
                                         ---------      --------      --------
Net cash provided
 from financing activities              $  736,500     $   - -       $ 910,000
                                         ---------      --------      --------

Net (decrease) in cash                  $  (33,835)    $   - -       $    - -
Cash, beginning of period                   33,835         - -            - -
                                         ---------      --------      --------
Cash, end of period                     $    - -       $   - -       $    - -
                                         =========      ========      ========


              Refer to notes to the financial statements.



                        FREEDOM BANCSHARES, INC.
                           COMMERCE, GEORGIA
         STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)
       FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
        AND FROM INCEPTION (OCTOBER 2, 2002) TO SEPTEMBER 30, 2003
                               (UNAUDITED)

                                                            (Deficit)
                                                 Stock     Accumulated
                                         Paid   Subscrip-  During the
                   Preferred   Common     in      tion     Development
                     Stock     Stock    Capital Receivable    Stage      Total
                     -----     -----    ------- ----------    -----      -----

Balance,
 Dec. 31, 2001     $   --    $   --    $  --    $    --    $    --    $    --
                    -------   -------   ------   --------   --------   --------

Comprehensive Income:
--------------------
Net loss,
 nine-month
 period ended
 September 30, 2002    --        --       --         --         --         --
                    -------   -------   ------   --------   --------   --------

Total comprehensive
 income                --        --       --         --         --         --
                    -------   -------   ------   --------   --------   --------

Balance,
 Sept. 30, 2002    $   --    $   --    $  --    $    --    $    --    $    --
                    =======   =======   ======   ========   ========   ========

-------------------------------------------
At inception
 (Oct. 2, 2002)    $   --    $   --    $  --    $    --    $    --    $    --
                   -------   -------   ------   --------   --------   --------

Issuance
 of one share
 of common stock       --           1        9        (10)      --         --

Comprehensive Income:
--------------------
Net loss,
 from inception
 (Oct. 2, 2002)
 to Sept. 30, 2003     --        --       --         --     (674,134)  (674,134)
                    -------   -------   ------   --------   --------   --------

Total comprehensive
 income                --        --       --         --     (674,134)  (674,134)
                    -------   -------   ------   --------   --------   --------

Balance,
 Sept. 30, 2003    $   --    $      1  $     9  $     (10) $(674,134) $(674,134)
                    =======   =======   ======   ========   ========   ========

-------------------------------------------

Balance,
 Dec. 31, 2002     $   --    $      1  $     9  $     (10) $(159,191) $(159,191)
                    -------   -------   ------   --------   --------   --------

Comprehensive Income:
--------------------
Net loss,
 nine-month
 period ended
 Sept. 30, 2003        --        --       --         --     (514,943)  (514,943)
                    -------   -------   ------   --------   --------   --------

Total comprehensive
 income                --        --       --         --     (514,943)  (514,943)
                    -------   -------   ------   --------   --------   --------

Balance,
 Sept. 30, 2003    $   --    $      1  $     9  $     (10) $(674,134) $(674,134)
                    =======   =======   ======   ========   ========   ========


                Refer to notes to the financial statements.



                           FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
                       (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 2003


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the financial statements and footnotes thereto included in the prospectus dated April 4, 2003.

NOTE 2 - SUMMARY OF ORGANIZATION

	Freedom Bancshares, Inc., Commerce, Georgia (the "Company") is a proposed one-bank holding company with respect to a de novo bank, Freedom Bank of Georgia (In Organization), Commerce, Georgia (the "Bank"). Prior to the Company's incorporation on January 17, 2003, a group of organizers formed FB Investors, LLC (the "LLC") to facilitate in the initial process of organizing and forming both the Company and the Bank. Although the LLC was officially organized November 12, 2002, it had commenced operations on October 2, 2002, the date of inception. On January 24, 2003, the LLC's Board of Directors assigned and transferred all of the assets and liabilities of the LLC to the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by the LLC from inception, October 2, 2002, have been transferred to the Company. As a result, all financial transactions undertaken by the LLC from inception, October 2, 2002, through January 24, 2003 are reflected in the Company's financial statements as of and for the period ended September 30, 2003. Also, transactions undertaken by the LLC from inception, October 2, 2002, through December 31, 2002 are reflected in the Company's financial statements as of and for the period ended December 31, 2002.

	The Company obtained preliminary approvals from the Georgia Department of Banking and Finance (the "GaDBF") to charter the Bank and from the Federal Deposit Insurance Corporation (the "FDIC") to insure deposits up to $100,000 per depositor. An approval to become a one-bank holding company was obtained from the Federal Reserve Bank of Atlanta.

	The Company's articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock ("Common Stock"). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of September 30, 2003, one share of the Company's Common Stock was issued and outstanding.

	The Company's articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock ("Preferred Stock"). The Company's Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of September 30, 2003, no shares of the Company's Preferred Stock were issued or outstanding.

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

	In connection with the Company's formation and Offering, up to 200,000 stock warrants will be issued to the Company's organizers. The issuance of the warrants is subject to regulatory approval and various conditions. Organizers will be awarded one warrant for each share of Common Stock purchased in the Offering. Each warrant will entitle its owner to purchase one share of Common Stock for a price of $10.00. The warrants will vest in one-third annual increments over a three-year period beginning on the one-year anniversary date of the issuance of Common Stock sold in the Offering. Warrants, when vested, will be exercisable for a period of no more than ten years from the date that the Company issues the Common Stock that is sold in the Offering, or no more than ninety days after a warrant holder ceases to be either a director or senior executive of the Company, whichever period is shorter. As of September 30, 2003, no warrants were issued or outstanding.

	The Company will reserve up to 80,000 shares of Common Stock for issuance under a stock option plan, which will be administered by the Company's Personnel and Compensation Committee (the "Committee"). The Committee will have the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of September 30, 2003, no such options were issued or outstanding.

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

	The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") which Registration Statement became effective April 4, 2003. Pursuant to the Registration Statement, a minimum of 800,000 shares of the Company's common stock, $1.00 par value per share (the "Common Stock"), and a maximum of 1,200,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of November 6, 2003, subscriptions for 675,532 shares of the Company's common stock have been received.


FINANCIAL RESULTS

	Since the date of inception is October 2, 2002, no comparison of performance between September 30, 2003 and September 30, 2002 is possible. Accordingly, we will only discuss the financial results for the three and nine-month periods ended September 30, 2003.

	For the three-month period ended September 30, 2003, net loss amounted to $(185,646). The net loss consisted only of expenses as there were no revenues. The largest expense is salaries and benefits in the amount of $116,955, representing 63.0% of total expenses. The only other significant expense is professional fees which amounted to $32,809, representing 17.7% of total expenses. Other expenses, such as interest, rent, travel, etc. aggregated
20.3% of total expenses.

	For the nine-month period ended September 30, 2003, net loss amounted to $(514,943). The primary expenses were salaries and benefits ($329,496) and professional fees ($86,156). The Company has four full time employees to manage the operational and financial affairs of the Company. Professional expenses consist of legal, accounting, and fees paid to professionals assisting the Company with its applications to the various governmental agencies. The Company's balance sheet, as of September 30, 2003, shows a deferred registration account with $257,179; the money represents costs associated with the preparation of various legal documents, such as the Offering (Prospectus) documents, and selling expenses relative to the Company's common stock. In the event the Company is unable to sell 800,000 shares of common stock, the amount in the deferred registration account will be charged against the Company's earnings. If the Company is successful in selling the minimum 800,000 shares, deferred registration costs will be netted against paid-in-capital.

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


FUNDING OF OPERATIONS AND LIQUIDITY

	The Company's operations from inception through September 30, 2003 have been funded through an unsecured revolving line of credit, extended by an unrelated financial institution. The line of credit originated at $500,000 and was later increased to $750,000, and then to $1,000,000. As of September 30, 2003, the borrowings are as follows:

                             Date of                    Director(s)'
                Amount       Maturity    Collateral     Guarantee
                ------       --------    ----------     ------------
              $ 910,000      03-17-04        - -            Yes

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


CAPITAL EXPENDITURES

	There have been no significant capital expenditures undertaken by the Company. As of September 30, 2003, the Company had purchased office equipment having an aggregate cost of under $10,000.


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


ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 15d-
15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls an procedures are effective in timely alerting them to material information relating to the Company that is required to be included in the Company's periodic filings with the Office of the Comptroller of the Currency. There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

	The Company is not a party to any pending litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------

	During the nine months ended September 30, 2003, the Company did not issue any securities without registration under the Securities Act of 1933.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

	This item is not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

	No matters were submitted to a vote of the shareholders of the Company during the three months ended September 30, 2003.


ITEM 5.  OTHER INFORMATION.
---------------------------

	Effective October 27, 2003, Clyde McArthur was hired to serve as the Company's and Subsidiary's (in organization) Chief Financial Officer, to fill the vacancy caused by William Talley's separation, which became effective October 2, 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

A.     Exhibits:

       Exhibit
       Number                          Exhibit
       -------                         -------

       31.1 Certification of the Chief Executive Officer, Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

       31.2 Certification of the Chief Financial Officer, Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

       32.1 Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to Rule 15d-14(a), as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

B.     Reports on Form 8-K:

       None.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FREEDOM BANCSHARES, INC.
                             ---------------------------------------
                            (Registrant)


Date: November 13, 2003  By: /s/ Vincent D. Cater
      -----------------      ---------------------------------------
                             Vincent D. Cater
                             Chief Executive Officer
                             (Executive)

Date: November 13, 2003  By: /s/ Clyde McArthur
      -----------------      ---------------------------------------
                             Clyde McArthur
                             Chief Financial Officer
                             (Executive)