Form 10KSB
period 2003-12-31
FREEDOM BANCSHARES INC
filed 2004-03-30
CIK 1216997

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)

 X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
----  Act of 1934

For fiscal year ended DECEMBER 31, 2003
                      -----------------

      Transition report under Section 13 or 15(d) of the Securities Exchange ---- Act of 1934

      For the transition period from ______________to _______________

      Commission file number 333-102971
                             ----------

                          FREEDOM BANCSHARES, INC.
              ----------------------------------------------
              (Name of small business issuer in its charter)

                 GEORGIA                                       06-1671382
      -------------------------------                       -------------------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

     3165 MAYSVILLE ROAD COMMERCE, GA                             30529
   ----------------------------------------                     ----------
   (Address of Principal Executive Offices)                     (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:   NONE.

Securities registered pursuant to Section 12(g) of the Act:   NONE.

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has
been subject to such filing requirements for past 90 days.  Yes  X    No
                                                                ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    X
                                       ------

State issuer's revenues for its most recent fiscal year:   $27,810

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a
specified date within the past 60 days:   $9,419,160

               APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 941,916 as of March 29, 2004.


                     DOCUMENTS INCORPORATED BY REFERENCE

NONE.

     Transitional Small Business Disclosure format (check one):  Yes     No  X
                                                                     ---    ---



                              TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER

PART I                                                                      1
   ITEM 1.   DESCRIPTION OF BUSINESS                                        1
   ITEM 2.   DESCRIPTION OF PROPERTIES                                     16
   ITEM 3.   LEGAL PROCEEDINGS                                             16
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           16

PART II                                                                    17
   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS                               17
   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND PLAN OF OPERATIONS                    17
   ITEM 7.   FINANCIAL STATEMENTS                                          20
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND   FINANCIAL DISCLOSURE          20
   ITEM 8A.  CONTROLS AND PROCEDURES                                       20

PART III                                                                   20
   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT                                           20
   ITEM 10.  EXECUTIVE COMPENSATION                                        22
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT                              25
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                26
   ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K                       26
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                        27



                                    PART I


ITEM 1.    DESCRIPTION OF BUSINESS

               CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

	Various matters discussed in this Annual Report on Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Freedom Bancshares, Inc. (the "Company") or Freedom Bank ("Freedom Bank" or the "Bank") to be materially different from the results described in such forward-looking statements.

	Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

      * The inability of the Bank to achieve and maintain regulatory capital standards;

      *   Changes in the legislative and regulatory environment;

      * The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

      * The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

	All forward-looking statements attributable to the Company or the Bank are expressly qualified in their entirety by these cautionary statements. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.


                             FREEDOM BANCSHARES, INC.

      Freedom Bancshares is a Georgia corporation that was incorporated on January 17, 2003 to organize and serve as the holding company for Freedom Bank, a state-chartered bank being organized under Georgia law. Freedom Bank is a full service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. We believe that local ownership and control will allow Freedom Bank to serve customers more efficiently and will aid in our growth and success. Freedom Bank will emphasize real estate lending to take advantage of the population growth of Jackson County and will aggressively market to small- to medium-sized businesses, professional concerns and individual consumers that may be currently undeserved.

      On December 12, 2002, we filed an application with the Georgia Department of Banking and Finance to organize a state-chartered bank in Commerce, Georgia and with the FDIC for federal deposit insurance. On July 1, 2003, the Georgia Department of Banking and Finance conditionally approved our charter application, and on July 17, 2003, the FDIC conditionally approved our application for deposit insurance. Freedom Bancshares filed an application with the Federal Reserve Bank of Atlanta to become a bank holding company by acquiring all of the capital stock of Freedom Bank on August 8, 2003. We satisfied all conditions of the Georgia Department of Banking and Finance and FDIC approvals and subsequently received a permit to begin business on February 13, 2004. We opened the Bank in a temporary facility located on our main bank site on February 17, 2004. We expect to move into our permanent facility in the third quarter of 2004.


                                FREEDOM BANK

GENERAL

      Freedom Bank focuses on community involvement and personal service while providing customers with the financial sophistication and products typically offered by a larger bank. Freedom Bank's lending services emphasize real estate related loans and include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. Freedom Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. We also plan to provide additional services like ATM cards, debit cards, travelers checks, direct deposit, automatic transfers, and internet banking with on-line bill payment. We intend to offer our services through a variety of delivery systems including automated teller machines and telephone banking.

PHILOSOPHY AND STRATEGY

      Freedom Bank of Georgia will operate as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, will distinguish Freedom Bank of Georgia from its competitors.

      To carry out our philosophy, our business strategy will involve the following:

      * Capitalizing on the directors' and officers' diverse community involvement, professional expertise and personal and business contacts within our primary service area.

      * Hiring and retaining highly experienced and qualified banking personnel.

      * Providing individualized attention with consistent, local decision-making authority.

      * Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services.

      * A highly visible and accessible main office in close proximity to a concentration of the targeted commercial businesses and professionals, and the establishment of a branch office within nine to twelve months after opening.

      * Attracting our initial customer base by offering competitive interest rates on our deposit accounts.

      *   Implementing an aggressive marketing program.

MARKET OPPORTUNITIES

      PRIMARY SERVICE AREA. Freedom Bank of Georgia's primary service area will be Jackson County, Georgia. The organizers estimate that Freedom Bank of Georgia will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service area.

      Our primary service area represents a diverse market with a growing population and economy. Our primary service area has averaged a 3.77% growth rate annually between 1990 and 2001. This population growth has attracted many businesses to the area and led to growth in the local service economy, and, while they cannot be certain, the organizers expect this trend to continue. We believe that the community will enthusiastically welcome and support a new locally owned and operated commercial bank.

LENDING SERVICES

      LENDING POLICY. We will place primary emphasis on real estate related loans in order to take advantage of the population growth in our primary service area. We will also offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns and consumer loans to individuals. We will compete for these loans with competitors who are well established in the Jackson County area and have greater resources and lending limits. As a result, we may initially have to offer more flexible pricing and terms to attract borrowers.

      We estimate that Freedom Bank of Georgia's loan portfolio will be comprised of the following:

            Loan Category                                  Ratio
            -------------                                  -----

            Real estate related loans                       80%
                Commercial real estate              21%
                Construction and development        40%
                Residential real estate             19%
            Commercial loans                                12%
            Consumer loans                                   8%

      Based on our executive officers' past lending experience, we believe that, when properly managed and monitored, none of these categories represents a significantly higher risk than the other.

      LOAN APPROVAL AND REVIEW. Freedom Bank of Georgia's loan approval policies will provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or Freedom Bank of Georgia's loan committee will determine whether to approve the loan request. Freedom Bank of Georgia will not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

      LENDING LIMITS. Freedom Bank of Georgia's lending activities will be subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. In general, however, Freedom Bank of Georgia will be able to loan any one borrower a maximum amount equal to either:

      *   15% of Freedom Bank of Georgia's capital and surplus; or

      * 25% of its capital and surplus if the amount that exceeds 15% secured by good collateral and other ample security.

      These legal limits will increase or decrease as Freedom Bank of Georgia's capital increases or decreases as a result of its earnings or losses, among other reasons.

      CREDIT RISKS. The principal economic risk associated with each category of loans that Freedom Bank of Georgia expects to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

      The well established financial institutions in the Jackson County market are likely to make proportionately more loans to medium- to large-sized businesses than Freedom Bank of Georgia will make. Many of Freedom Bank of Georgia's anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

      REAL ESTATE LOANS. Freedom Bank of Georgia will make commercial real estate loans, construction and development loans and residential real estate loans. These loans include commercial loans where Freedom Bank of Georgia takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans.

      CONSTRUCTION AND DEVELOPMENT LOANS. We will make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 80% for residential loans and 75% for commercial loans. Speculative loans will be based on the borrower's financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

      COMMERCIAL REAL ESTATE. Commercial real estate loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 36 months. Freedom Bank of Georgia will generally charge an origination fee of one percent. We will attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on multi-family and tenant-occupied properties where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 75% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, Freedom Bank of Georgia generally will require personal guarantees from the principal owners of the property supported by a review by Freedom Bank of Georgia's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. Freedom Bank of Georgia will limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis. In addition, three of our directors are experienced in the acquisition, development and management of commercial real estate and will use their experience to assist in the evaluation of potential commercial real estate loans.

      RESIDENTIAL REAL ESTATE. Freedom Bank of Georgia's residential real estate loans will consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one-to-four family residences. We will originate and maintain fixed and variable rate mortgages with long-term maturity and balloon payments not exceeding 20 years. Freedom Bank will offer primarily adjustable rate mortgages. The majority of fixed rate loans will be sold in the secondary mortgage market. All loans will be made in accordance with Freedom Bank of Georgia's appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

      COMMERCIAL LOANS. We expect that loans for commercial purposes in various lines of businesses will be one of the components of Freedom Bank of Georgia's loan portfolio. The target commercial loan market will be retail establishments and small to medium-sized businesses with annual sales between $500,000 and $5 million. The terms of these loans will vary by purpose and by type of underlying collateral, if any. The commercial loans will primarily be underwritten on the basis of the borrower's ability to service the loan from income. Freedom Bank of Georgia will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally will be secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral will generally be 80% or less. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower's management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower's creditworthiness.

      CONSUMER LOANS. Freedom Bank of Georgia will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. The amortization of second mortgages will generally not exceed 10 years and the rates will generally not be fixed for over 36 months. Repayment of consumer loans depends upon the borrower's financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 40% of the borrower's gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. We expect that the principal competitors for consumer loans will be the established banks in Freedom Bank of Georgia's market.

INVESTMENTS

      In addition to loans, Freedom Bank of Georgia will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The investment/asset-liability committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to Freedom Bank of Georgia's policy as set by the board of directors.

ASSET AND LIABILITY MANAGEMENT

      The investment/asset-liability committee will manage Freedom Bank of Georgia's assets and liabilities and will strive to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee will conduct these management functions within the framework of written loan and investment policies that Freedom Bank of Georgia will adopt. The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

DEPOSIT SERVICES

      Freedom Bank of Georgia will seek to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts,
NOW accounts, a variety of certificates of deposit and IRA accounts.   To
attract deposits, Freedom Bank of Georgia will employ an aggressive marketing plan in its overall service area and will feature a broad product line and competitive rates and services. The primary sources of deposits will be residents of, and businesses and their employees located in, Freedom Bank of Georgia's primary service area. Freedom Bank of Georgia plans to obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

OTHER BANKING SERVICES

      Other anticipated banking services include cashiers checks, travelers' checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, ATM cards and debit cards. Freedom Bank of Georgia plans to become associated with one or more nationwide networks of automated teller machines that our customers will be able to use throughout Georgia and other
regions.   We do not plan to charge our customers for the use of these automated teller machines since we will initially have only one location. However, other financial institutions may charge our customers for the use of their automated teller machines. We also plan to offer MasterCard(r) and VISA(r) credit card services through a correspondent bank as an agent for Freedom Bank of Georgia. Freedom Bank of Georgia does not plan to exercise trust powers during its initial years of operation. In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Department of Banking and Finance.

EMPLOYEES

Freedom Bank has eleven full-time equivalent employees. When we occupy our permanent facility, we expect that Freedom Bank will have fourteen full-time equivalent employees. We do not expect that Freedom Bancshares will have any employees who are not also employees of Freedom Bank.


                         SUPERVISION AND REGULATION

      Both Freedom Bancshares, Inc. and Freedom Bank of Georgia are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

FREEDOM BANCSHARES, INC.

      Since Freedom Bancshares, Inc. owns all of the capital stock of Freedom Bank of Georgia, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, Freedom Bancshares, Inc. is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of Freedom Bancshares, Inc.'s operations.

      ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

      * acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

      *   acquiring all or substantially all of the assets of any bank; or

      *   merging or consolidating with any other bank holding company.

      Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

      Under the Bank Holding Company Act, if adequately capitalized and adequately managed, Freedom Bancshares, Inc. or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified
concentrations of deposits.   Currently, Georgia law prohibits acquisitions of
banks that have been incorporated for less than three years. As a result, no bank holding company may acquire control of Freedom Bancshares, Inc. until after the third anniversary date of Freedom Bank of Georgia's incorporation.

      CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

      * the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

      * no other person owns a greater percentage of that class of voting securities immediately after the transaction.

      Our common stock is registered under the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging the rebuttable presumption of control.

      PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

      *   Banking or managing or controlling banks; and

      * Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

      Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

      *   Factoring accounts receivable;

      * Making, acquiring, brokering or servicing loans and usual related activities;

      *   Leasing personal or real property;

      * Operating a non-bank depository institution, such as a savings association;

      *   Trust company functions;

      *   Financial and investment advisory activities;

      *   Conducting discount securities brokerage activities;

      * Underwriting and dealing in government obligations and money market instruments;

      *   Providing specified management consulting and counseling activities;

      *   Performing selected data processing services and support services;

      * Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

      *   Performing selected insurance underwriting activities.

      Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

      In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

      *   Lending, trust and other banking activities;

      * Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

      *   Providing financial, investment, or advisory services;

      * Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

      *   Underwriting, dealing in or making a market in securities;

      * Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

      * Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

      *   Merchant banking through securities or insurance affiliates; and

      *   Insurance company portfolio investments.

      To qualify to become a financial holding company, Freedom Bank of Georgia and any other depository institution subsidiary of Freedom Bancshares, Inc. must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, Freedom Bancshares, Inc. must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity.

      SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, Freedom Bancshares, Inc. is expected to act as a source of financial strength for Freedom Bank of Georgia and to commit resources to support Freedom Bank of Georgia. This support may be required at times when, without this Federal Reserve policy, Freedom Bancshares, Inc. might not be inclined to provide it.
In addition, any capital loans made by Freedom Bancshares, Inc. to Freedom Bank of Georgia will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of Freedom Bancshares, Inc.'s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of Freedom Bank of Georgia will be assumed by the bankruptcy trustee and entitled to a priority of payment.

FREEDOM BANK OF GEORGIA

      Freedom Bank of Georgia is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

      Since Freedom Bank of Georgia is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine Freedom Bank of Georgia's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other
violations of law.   Additionally, Freedom Bank of Georgia's  deposits are
insured by the FDIC to the maximum extent provided by law. Freedom Bank of Georgia is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

      BRANCHING. Under current Georgia law, Freedom Bank of Georgia may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, Freedom Bank of Georgia may acquire branches of existing banks located in Georgia. Freedom Bank of Georgia and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

      Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

      PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.

      Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

      An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

      FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions' that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

      The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

      COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Freedom Bank of Georgia. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

      OTHER REGULATIONS. Interest and other charges collected or contracted for by Freedom Bank of Georgia are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

      Freedom Bank of Georgia's loan operations are also subject to federal laws applicable to credit transactions, such as the:

      * federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

      * Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

      * Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

      * Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

      * Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

      * Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

      * rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

      In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, Freedom Bank of Georgia is exempt from the requirements of GAFLA.

      The deposit operations of Freedom Bank of Georgia are subject to:

      * the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

      * the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

      Freedom Bancshares, Inc. and Freedom Bank of Georgia are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of Freedom Bancshares, Inc., and the FDIC, in the case of Freedom Bank of Georgia. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since Freedom Bancshares, Inc.'s consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. Freedom Bank of Georgia is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

      The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

      The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

      Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business.
As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

      PAYMENT OF DIVIDENDS

      Freedom Bancshares, Inc. is a legal entity separate and distinct from Freedom Bank of Georgia. The principal sources of Freedom Bancshares, Inc.'s cash flow, including cash flow to pay dividends to its shareholders, are dividends that Freedom Bank of Georgia pays to its sole shareholder, Freedom Bancshares, Inc.. Statutory and regulatory limitations apply to Freedom Bank of Georgia's payment of dividends. If, in the opinion of the federal banking regulator, Freedom Bank of Georgia were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "Freedom Bank of Georgia-Prompt Corrective Action."

      The Georgia Department of Banking and Finance also regulates Freedom Bank of Georgia's dividend payments and must approve dividend payments that would exceed 50% of Freedom Bank of Georgia's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

      Freedom Bancshares, Inc. and Freedom Bank of Georgia are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

      *   a bank's loans or extensions of credit to affiliates;

      *   a bank's investment in affiliates;

      * assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

      * loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

      * a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

      The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Freedom Bank of Georgia must also comply with other provisions designed to avoid the taking of low-quality assets.

      Freedom Bancshares, Inc. and Freedom Bank of Georgia are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

      Freedom Bank of Georgia is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

      Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

CONSUMER CREDIT REPORTING

      On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting
Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies. The FCRA Amendments that deal with employee investigation will become effective on March 31, 2004.

      The FCRA Amendments include, among other things:

      * new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

      * new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs

      * for entities that furnish information to consumer reporting agencies (which would include Freedom Bank of Georgia), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

      * a new requirement for mortgage lenders to disclose credit scores to consumers.

      The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. Currently, we do not have any plans to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of Freedom Bancshares, Inc. is currently sharing consumer information with any other affiliate of Freedom Bancshares, Inc. for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on Freedom Bancshares, Inc..

      Prior to the effective date of the FCRA Amendments, Freedom Bancshares, Inc. and its subsidiaries will implement policies and procedures to comply with the new rules.

ANTI-TERRORISM LEGISLATION

      The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring Freedom Bank of Georgia to establish a customer identification program under Section 326 of the USA PATRIOT Act. Freedom Bank of Georgia has implemented policies and procedures that comply with the requirments of the USA PATRIOT Act.

PROPOSED LEGISLATION AND REGULATORY ACTION

      New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

      Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.


                    SELECTED STATISTICAL INFORMATION

      The Bank has been open for business for less than two months and, as a result, the Bank has no significant historical financial information. Consequently, selected statistical information has been omitted. For information concerning the Company's historical financial performance, see "Part II-Item 6. Management's Plan of Operation" and "Part II-Item 7. Financial Statements."


ITEM 2.    DESCRIPTION OF PROPERTIES

      Freedom Bank opened in a temporary facility on the site while a permanent main office building will be constructed. We have selected 3165 Maysvile Road in Commerce as the site for Freedom Bank's main office facility. The property consists of approximately 1.0 acre of land and is an outparcel in the Quality Foods shopping center. The proposed site is well suited for Freedom Bank to serve its market. Construction of our permanent facility is expected to begin in the first quarter of 2004 with completion expected by August, 2004. The permanent facility will consist of a one-story brick building with 6,500 square-feet of heated/cooled area. It will feature traditional bank architecture and will include three drive-up windows and an automated teller machine.


ITEM 3.    LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental
authority.   Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.



                                   PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a) The Company closed its initial public offering of securities on February 16, 2004. All sales of securities by the Company were registered under the Securities Act. There is currently no established market for the Company's common stock, and an active trading market is not likely to develop. The Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales.

      (b) On March 29, 2004, the Company had 462 shareholders of record who owned an aggregate of 941,916 shares.

      (c) The Company has paid no dividends on its common stock since its organization. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, will be dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations will apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Part I-Item 1. Description of Business-Supervision and Regulation-Payment of Dividends."


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

      The purpose of the following discussion is to address information relating to the financial condition and results of operations of Freedom Bancshares, Inc. that may not be readily apparent from the consolidated financial statements and notes thereto, which appear on Exhibit 13.1 to this Report. This discussion should be read in conjunction with the information provided our consolidated financial statements and notes thereto.

GENERAL

      We were in the development stage during the last fiscal year and remained in that stage until we commenced our banking operations on February 17, 2004. Freedom Bancshares, Inc. was incorporated on January 17, 2003 to serve as a holding company for Freedom Bank. During the fiscal year ended December 31, 2003, our main activities were:

      *   seeking, interviewing and selecting our officers;

      *   preparing our business plan;

      * applying for a state bank charter under the laws of the State of Georgia;

      *   applying for FDIC deposit insurance;

      *   applying to become a bank holding company;

      *   identifying the sites for our banking facilities; and

      *   raising equity capital through an initial public offering.

      On April 4, 2003, we began an initial public offering of a minimum of 800,000 shares and a maximum of 1,000,000 shares of the common stock of Freedom Bancshares, Inc. As of March 29, 2004, we had raised $9,419,160 by issuing 941,916 shares of our common stock in the offering. The offering was closed on February 16, 2004.

FINANCIAL RESULTS

      From October 2, 2002, the date we began our organizational activities, through December 31, 2003, our accumulated net losses amounted to $806,798. Our financial statements and related notes, which are included in this Report, provide additional information relating to the discussion of our financial condition. See "Index to Financial Report" on Exhibit 13.1 to this Report.

      For the year ended December 31, 2003, assets grew by $7,152,822, from $75,322 at December 31, 2002 to $7,228,144. The primary reason for the above growth has to do with proceeds received from the sale of the Company's common stock. While the sale of the Company's stock was not completed by December 31, 2002, more than the minimum number of shares were sold, allowing the Company to break escrow. As of December 31, 2003, the sale of 827,698 shares of the Company's common stock yielded $8,276,980.

      For the years ended December 31, 2003 and 2002, net loss amounted to $647,607 and $159,191, respectively. The net loss for calendar year 2003 exceeded that of 2002 for the following reasons:

      (a) the Company engaged in pre-operating activities for the entire twelve months of 2003, and only for three months of 2002; and

      (b) pre-operating activities in 2003 intensified over 2002, resulting in higher operating expenses. Below are the main items of expense for the year ended December 31, 2003 and for the period from inception (October 2, 2002) through December 31, 2002:

                                               For the period ended
                                                    December 31,
                                               --------------------
                                                 2003        2002
                                                 ----         ----
            Salaries and benefits              $444,123     $ 60,781
            Professional fees                    96,157       66,760
            Advertising, public relations        22,466       -  -
            Interest expense                     19,509          780
            Rent expense                         18,000        4,306
            Other                                75,162       26,564
                                                -------      -------
                                               $675,417     $159,191
                                                =======      =======

      We completed our organizational activities and began banking operations on February 17, 2004. We have incurred substantial expenses in establishing Freedom Bank as a going concern, and we can give you no assurance that we will be profitable or that future earnings, if any, will meet the levels prevailing in the banking industry. Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years. Our future results will be determined primarily by our ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses. Since interest rates will be determined by market forces and economic conditions beyond our control, our ability to generate net interest income will be dependent upon our ability to maintain an adequate spread between the rate earned on earning assets, such as loans and investment securities, and the rate paid on interest-bearing liabilities, such as deposits and borrowing.

LIQUIDITY AND INTEREST RATE SENSITIVITY

      ORGANIZATIONAL PERIOD.   During our organizational period, our cash
requirements consisted principally of funding our pre-opening expenses, described above, as well as capital expenditures for the acquisition, land, modular building, and furniture and equipment. These capital expenditures relate to the facility from which we will operate.

      From October 2, 2002 through November 19, 2003, our pre-opening expenses were funded through an organizing line of credit from The Bankers Bank. The total amount available on the line of credit was $1,000,000, of which none was outstanding at December 31, 2003. Each of our organizers guaranteed the full amount of this loan, which bore interest at .50% less than the prime rate as published in the Money Rates section of The Wall Street Journal, and was to be paid on December 31, 2003. We repaid the outstanding balance on the line of credit, which was $991,000, on November 19, 2003, by using a portion of the proceeds of our initial public offering.

      COMMENCEMENT OF BANKING OPERATIONS. Since we were in the development stage as of December 31, 2003, there are no operating results to present at this time. Nevertheless, now that we have begun our banking operations, net interest income, our primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure our balance sheet so we will have regular opportunities to "reprice" or change the interest rates on our interest-bearing assets and liabilities. Imbalance in these repricing opportunities at any point in time constitutes interest rate sensitivity.

      Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risks.

      We will evaluate regularly our balance sheet's asset mix in terms of several variables, including yield, credit quality, appropriate funding sources and liquidity. To effectively manage our balance sheet's liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary.

      As we continue to grow, we will restructure our rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. Our Investment Committee will meet on a quarterly basis to develop a strategy for the upcoming period.

      For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect that a portion of the net proceeds of the offering will be available for working capital purposes and will provide
funds for these purposes.   In addition, we can obtain these funds by converting
assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity. To provide additional sources of liquidity, we plan to maintain a federal funds borrowed line of credit with one or more correspondent banks.

      Other than the initial public offering and as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.

CAPITAL ADEQUACY

      There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

      The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

      The second measure of capital adequacy relates to the leverage ratio.
The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of Freedom Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

      We believe that the net proceeds of this offering will satisfy our capital requirements for at least the next 12 months following the opening of Freedom Bank. We believe all anticipated material expenditures for this period have been identified and provided for out of the proceeds of the initial public offering. For additional information about our plan of operations, see
"Item 1. Description of Business."


ITEM 7.    FINANCIAL STATEMENTS

      The consolidated financial statements of the Company, including notes thereto, and the report of independent certified public accountants are included in this Report beginning on Exhibit 13.1 and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There has been no occurrence requiring a response to this Item.


ITEM 8A.   CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.



                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company serves as directors of the Bank. The Company, as the sole shareholder of the Bank, will nominate each of the following individuals to serve as a director of the Bank at the Bank's first shareholders meeting. Directors of the Bank will serve for a term of one year and will be elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers will be appointed by and hold office at the will of its board of directors.

      The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2003, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.



                                      Director      Position(s) with the Company
Name (Age)                             Since          and Business Experience
----------                            --------      ----------------------------
R.S. (Steve) Adams, Sr. (59)            2003        Director; President of
                                                    Seydel-Woolley Co, Inc.,
                                                    manufacturer of specialty
                                                    chemicals.

W. Keith Ariail (51)                    2003        Director; Co-owner of
                                                    McDonald Ace Hardware.

Claude P. Brown (45)                    2003        Director; Co-owner of Brown
                                                    Brothers Enterprises, Inc.;
                                                    Owner of Hyman Brown
                                                    Insurance Agency.

Vincent D. Cater (60)                     2003        Chief Executive Officer,
                                                    President and Director of
                                                    Freedom Bancshares and
                                                    Freedom Bank of Georgia

Harold C. Davis (56)                    2003        Director; President and CEO
                                                    of H.D. Michael Company, a
                                                    residential development
                                                    company.

Tom H. Hardy (40)                       2003        Director; Owner of Hardy
                                                    Development, a residential
                                                    development company.

Clyde A. McArthur (48)                  N/A         Chief Financial Officer;
                                                    previously CFO of the Bank
                                                    of Georgia, Peachtree City,
                                                    Georgia.

James S. Purcell (40)                   2003        Executive Vice President and
                                                    Director of Freedom
                                                    Bancshares and Freedom Bank
                                                    of Georgia

Verlin L. Reece (52)                    2003        Director; Owner of Quality
                                                    Foods, real estate investor.

Donald S. Shubert (51)                  2003        Director; CPA; Partner and
                                                    principal in Shubert &
                                                    Sikes, P.C.

Ronald R. Silva, Jr. (46)               2003        Director; Executive Vice
                                                    President of Freedom
                                                    Bancshares, and Freedom Bank
                                                    of Georgia, previously
                                                    Executive Vice President of
                                                    Community Bank & Trust.

Harold L. Swindell (64)                 2003        Chairman, Board of
                                                    Directors; Retired Banker.

All organizers, directors
and executive officers as
a group (12 persons)

      The Company is filing this Annual Report on Form 10-KSB pursuant to
Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

      CODE OF ETHICS. The Company has adopted a Code of Ethics applicable to all directors, officers and employees. A copy of the Code of Ethics may be obtained, without charge, upon written request addressed to Freedom Bancshares, Inc., 3165 Maysville Road, Commerce, Georgia 30529, Attn: Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company's Corporate Secretary at (706)423-2500.


ITEM 10.   EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

      SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal year 2003 to its chief executive officer and president and executive vice president. No other executive officers of the Company earned over $100,000 in salary and bonus during fiscal year 2003.

                                                                Long Term
                                     Annual Compensation       Compensation
                                   -------------------------   ------------
                                                      Other
                                                      Annual     Number of
                                                      Compen-    Securities
                                    Salary     Bonus   sation    Underlying
Name and Position            Year     ($)       ($)      ($)       Options
-----------------            ----   ------     -----  -------    ----------
Vincent D. Cater             2003   73,938 (1)   --     3,900 (3)  20,000
James S. Purcell             2003  104,784 (2)   --     9,440 (4)    --

(1) Consists of salary paid to Mr. Cater for services as chief executive officer from June 9, 2003 to December 31, 2003 at an annualized rate of $135,000.

(2) Consists of salary paid to Mr. Purcell for services as executive vice president for calendar year 2003.

(3)   Amount reflects automobile allowance for 2003.

(4) Comprised of $7,800 automobile allowance for 2003 and $1,640 for life insurance premium.

EMPLOYMENT AGREEMENTS.

     VINCENT D. CATER. We have entered into a three-year employment agreement with Vincent D. Cater regarding Mr. Cater's employment as president and chief executive officer of Freedom Bancshares and Freedom Bank of Georgia. Under the terms of the agreement, Mr. Cater will receive a base salary of $135,000 per year. Mr. Cater is also eligible to receive incentive compensation in an amount equal to up to fifty percent of the base salary amount based upon performance goals as established by the board of directors. Freedom Bank of Georgia will also provide Mr. Cater with other customary benefits such as disability, health and life insurance, membership fees to a country club and an automobile allowance.

      Mr. Cater's agreement also provides that Freedom Bancshares will grant him an incentive stock option to purchase 20,000 shares of common stock at a purchase price of $10.00 per share. Mr. Cater's option will be issued under our stock incentive plan and will constitute approximately 25.0% of the shares initially reserved for issuance under the plan. Mr. Cater's option will generally become exercisable in equal one-third annual increments over a three-year period beginning on the one-year anniversary of Freedom Bank of Georgia opening for business. The option will become fully vested and exercisable upon a change in control, subject to any regulatory restrictions.

      We will be obligated to pay Mr. Cater his base salary for the greater of the remaining term of the agreement or 12 months if Mr. Cater is terminated without cause. We will be obligated to pay Mr. Cater his base salary for 12 months if Freedom Bank of Georgia abandons its organizational efforts. In the event that Mr. Cater becomes permanently disabled, we will be obligated to pay Mr. Cater his base salary for six months, or until he begins receiving payments under our long-term disability plan, whichever occurs first.

      The agreement also generally provides that, for a period of 12 months following the termination of Mr. Cater's employment, he will not compete with Freedom Bank of Georgia in the banking business nor solicit our customers nor our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply if Mr. Cater terminates his employment with or without cause or in connection with a change in control, or if we terminate his employment with or without cause.

      Additionally, upon a change of control of Freedom Bancshares, Mr. Cater will be entitled to a lump sum severance payment equal to the amount of his base salary that would be payable over the remaining term of the agreement or 12 months, whichever period is greater, if Mr. Cater terminates his employment for cause or if Freedom Bancshares or its successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

      At the end of the initial three-year term of Mr. Cater's agreement, the agreement will be extended for an additional 12 months, so that the unexpired term is always 12 months, unless either of the parties to the agreement gives notice of his or its intent not to extend the agreement.

      JAMES S. PURCELL. We have entered into a three-year employment agreement with James S. Purcell regarding Mr. Purcell's employment as executive vice president and chief lending officer of Freedom Bancshares and Freedom Bank of Georgia. Under the terms of the agreement, Mr. Purcell will receive a base salary of $110,000 per year. Mr. Purcell is also eligible to receive incentive compensation in an amount equal to up to fifty percent of the base salary amount based upon performance goals as established by the board of directors. Freedom Bank of Georgia will also provide Mr. Purcell with other customary benefits such as disability, health and life insurance and an automobile allowance.

      Mr. Purcell's agreement also provides that Freedom Bancshares will grant him an incentive stock option to purchase 20,000 shares of common stock at a purchase price of $10.00 per share. Mr. Purcell's option will be issued under our stock incentive plan and will constitute approximately 25.0% of the shares
initially reserved for issuance under the plan.   Mr. Purcell's option will
generally become exercisable in equal one-third annual increments over a three-year period beginning on the one-year anniversary of Freedom Bank of Georgia
opening for business.   The option will become fully vested and exercisable
upon a change in control, subject to any regulatory restrictions.

      We will be obligated to pay Mr. Purcell his base salary for the greater of the remaining term of the agreement or 12 months if Mr. Purcell is terminated without cause. We will be obligated to pay Mr. Purcell his base salary for 12 months if Freedom Bank of Georgia abandons its organizational efforts. In the event that Mr. Purcell becomes permanently disabled, we will be obligated to pay Mr. Purcell his base salary for six months, or until he begins receiving payments under our long-term disability plan, whichever occurs first.

      The agreement also generally provides that, for a period of 12 months following the termination of Mr. Purcell's employment, he will not compete with Freedom Bank of Georgia in the banking business nor solicit our customers nor our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply if Mr. Purcell terminates his employment with or without cause or in connection with a change in control, or if we terminate his employment with or without cause.

      Additionally, upon a change of control of Freedom Bancshares, Mr. Purcell will be entitled to a lump sum severance payment equal to the amount of his base salary that would be payable over the remaining term of the agreement or 12 months, whichever period is greater, if Mr. Purcell terminates his employment for cause or if Freedom Bancshares or its successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

      At the end of the initial three-year term of Mr. Purcell's agreement, the agreement will be extended for an additional 12 months, so that the unexpired term is always 12 months, unless either of the parties to the agreement gives notice of his or its intent not to extend the agreement.

DIRECTOR COMPENSATION

      Neither the Company nor the Bank will separately compensate its directors for their service as directors until the Bank earns a cumulative profit. Thereafter, the Bank will adopt compensatory policies for its directors that conform to applicable law.

OPTION GRANTS IN FISCAL YEAR 2003

      The Company granted 20,000 options to Vincent Cater on June 27, 2003.

OPTIONS EXERCISED IN FISCAL YEAR 2003

      No options were exercised by our named executive officers in fiscal year 2003.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows how much of our common stock was owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock, as of December 31, 2003.

                          Number      Percent
Name                     of Shares    of Class    Nature of Beneficial Ownership
----                     ---------    --------    ------------------------------
R.S. (Steve) Adams, Sr.   33,240        4.02%     Consists of  (a) 2,100 shares
                                                  held by Mr. Adams; and (b)
                                                  31,140 shares held jointly
                                                  with Mr. Adams' spouse,
                                                  children and grandchildren as
                                                  to which voting and investment
                                                  power is shared.

W. Keith Ariail           14,000        1.69%     Consists of 14,000 shares
                                                  held jointly with Mr. Ariail's
                                                  spouse and stepson as to which
                                                  voting and investment power is
                                                  shared.

Claude P. Brown           18,900        2.28%     Consists of (a) 17,400 shares
                                                  held by Mr. Brown; (b)
                                                  1000 shares held jointly with
                                                  Mr. Brown's daughters as to
                                                  which voting and investment
                                                  power is shared; and (c) 500
                                                  shares held by his spouse.

Vincent D. Cater           6,000         .72%     Consists of (a) 3,500 shares
                                                  held by Mr. Cater; and (b)
                                                  2,500 shares held jointly with
                                                  Mr. Cater's spouse as to which
                                                  voting and investment power is
                                                  shared.

Harold C. Davis           30,000        3.62%     Consists of 30,000 shares held
                                                  by Mr. Davis.

Tom H. Hardy              20,000        2.42%     Consists of 20,000 shares held
                                                  by Mr. Hardy.

Clyde A. McArthur          3,000         .36%     Consists of 3,000 shares held
                                                  by Mr McArthur.

James S. Purcell          17,500        2.12%     Consists of (a) 5,520 shares
                                                  held by Mr. Purcell; and (b)
                                                  11,980 shares owned by Mr.
                                                  Purcell's spouse as to which
                                                  voting and investment power is
                                                  shared.

Verlin L. Reece           33,000        3.99%     Consists of 33,000 shares held
                                                  by Mr. Reece.

Donald S. Shubert         11,000        1.33%     Consists of 11,000 shares held
                                                  by Mr. Shubert.

Ronald R. Silva, Jr.      20,000        2.42%     Consists of 20,000 shares held
                                                  by Mr. Silva.

Harold L. Swindell           500         .06%     Consists of 500 shares held by
                                                  Mr. Swindell.

All organizers,
 directors and
executive officers as
a group (12 persons)    207,140        25.03%


          FREEDOM BANCSHARES, INC. 2002 STOCK INCENTIVE PLAN INFORMATION

     The following table sets forth information regarding the number of shares subject to options issued and reserved for future issuance under Freedom Bancshares, Inc. 2002 Stock Incentive Plan as of December 31, 2003. The Bank does not maintain any other equity compensation plan.

                                                                  Number of
                                                                  securities
                                                                   remaining
                                   Number of                       available
                                  securities       Weighted-      for future
                                     to be          average     issuance under
                                  issued upon       exercise        the Plan
                                  exercise of       price of       (excludes
                                  outstanding      outstanding    outstanding
                                    options          options        options)
                                    -------          -------        -------
Equity compensation plans
 approved by security holders        72,500          $10.00          7,500


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We anticipate that our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, will have banking and other transactions in the ordinary course of business with the Bank. It will be the policy of the Bank that any loans or other transactions with those persons or entities (a) will be made in accordance with applicable law and the Bank's lending policies, (b) will be made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.


ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)   Exhibits

         Exhibit
         Number                            Description
         -------                           -----------
          3.1          Articles of Incorporation  *
          3.2          Bylaws  *
          4.1          Specimen Common Stock Certificate  *
          4.2          Form of Freedom Bancshares, Inc. Organizers' Warrant
                       Agreement  *
         10.1          Freedom Bancshares, Inc. 2003 Stock Incentive Plan  *
         10.2 Employment Agreement by and between Freedom Bank of Georgia (In Organization), Freedom Bancshares, Inc. and Vincent D. Cater
         10.3 Employment Agreement by and between Freedom Bank of Georgia (In Organization), Freedom Bancshares, Inc. and James S. Purcell *
         21.1          Subsidiaries of the Company
         31.1          Certification of Chief Executive Officer
         31.2          Certification of Chief Financial Officer
         32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
_________________________
* Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration Statement 333-102971) filed with the SEC on February 5, 2003 and incorporated by reference.

(b)   Reports on Form 8-K filed in the fourth quarter of 2003:  None.



          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

      As the Company has just recently completed its initial offering of securities and has had no business operations, it does not plan on furnishing a 2003 Annual Report or proxy material to shareholders. The Company's financial statements are included in this Annual Report on Form 10-KSB. See "Part II-- Item7. Financial Statements."


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.

             Category                       2003        2002
             Audit Fees                   $ 12,850    $  4,450
             Audit Related Fees               --          --
             Tax Fees (1)                    1,500       1,000
             All Other Fees                   --          --
                                           -------     -------
             Total                        $ 14,350    $  5,450
                                           =======     =======
_____________________________

(1)   Consists of fees paid for filing of corporate income tax returns.



                             SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FREEDOM BANCSHARES, INC.

                                     By:  /s/Vincent D. Cater
                                          ---------------------------------
                                          Vincent D. Cater
                                          President and Chief Executive Officer

                                     Date:  March 30, 2004


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            Signature                  Title                      Date
            ---------                  -----                      ----

/s/Richard S. Adams, Sr.
--------------------------------      Director                March 30, 2004
R.S. (Steve) Adams, Sr.


/s/William Keith Ariail
--------------------------------      Director                March 30, 2004
W. Keith Ariail


/s/Claude Philip Brown
--------------------------------      Director                March 30, 2004
Claude P. Brown


/s/Vincent D. Cater
--------------------------------      President, Chief        March 30, 2004
Vincent D. Cater*                     Executive Officer
                                      and Director


/s/Harold C. Davis
--------------------------------      Director                March 30, 2004
Harold C. Davis


/s/Thomas H. Hardy
--------------------------------      Director                March 30, 2004
Tom H. Hardy


/s/Clyde A. McArthur
--------------------------------      Chief Financial         March 30, 2004
Clyde A. McArthur**                   Officer


/s/James S. Purcell
--------------------------------      Director                March 30, 2004
James S. Purcell


/s/Verlin L. Reece
--------------------------------      Director                March 30, 2004
Verlin L. Reece


/s/Donald S. Shubert
--------------------------------      Director                March 30, 2004
Donald S. Shubert


/s/Don R. Silva, Jr.
--------------------------------      Director                March 30, 2004
Ronald R. Silva, Jr.


/s/Harold L. Swindell
--------------------------------      Director                March 30, 2004
Harold L. Swindell

_____________________________
*   Principal executive officer.
**  Principal financial and accounting officer.



                               EXHIBIT INDEX


         Exhibit
         Number                            Description
         -------                           -----------
          3.1          Articles of Incorporation  *
          3.2          Bylaws  *
          4.1          Specimen Common Stock Certificate  *
          4.2          Form of Freedom Bancshares, Inc. Organizers' Warrant
                       Agreement  *
         10.1          Freedom Bancshares, Inc. 2003 Stock Incentive Plan  *
         10.2 Employment Agreement by and between Freedom Bank of Georgia (In Organization), Freedom Bancshares, Inc. and Vincent D. Cater
         10.3 Employment Agreement by and between Freedom Bank of Georgia (In Organization), Freedom Bancshares, Inc. and James S. Purcell *
         21.1          Subsidiaries of the Company
         31.1          Certification of Chief Executive Officer
         31.2          Certification of Chief Financial Officer
         32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________
* Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration Statement 333-102971) filed with the SEC on February 5, 2003 and incorporated by reference.