Form 10QSB
period 2004-03-31
FREEDOM BANCSHARES INC
filed 2004-05-14
CIK 1216997

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                       ---------------------------
                              FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 2004.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------

                  Commission File No. 33-31013-A

                     FREEDOM BANCSHARES, INC.
  -----------------------------------------------------------------
  (Exact name of small business issuer as specified in its charter)


            GEORGIA                           06-1671382
     ------------------------   ------------------------------------
     (State of Incorporation)   (I.R.S. Employer Identification No.)

         3165 MAYSVILLE ROAD, COMMERCE, GEORGIA  30529-1386
  -----------------------------------------------------------------
               (Address of Principal Executive Offices)

                          (706) 423-2500
  -----------------------------------------------------------------
          (Issuer's Telephone Number, Including Area Code)

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

	Common stock, $1.00 par value per share, 944,264 shares outstanding as of May 15, 2004.

	TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  (Check one):
                            Yes  X      No
                                ----       ----



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                         FREEDOM BANCSHARES, INC.
                            COMMERCE, GEORGIA
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                         March 31,   December 31,
ASSETS                                      2004         2003
                                            ----         ----
Cash and due from banks                $   760,869    $ 6,864,347
Federal funds sold                       5,142,370         -  -
                                        ----------     ----------
Total cash and cash equivalents          5,903,239      6,864,347

Securities:
  Securities available
   for sale, at fair value               1,632,634         -  -
Loans, net                               6,198,963         -  -
Property and equipment, net                402,424        276,077
Other assets                               232,514         87,720
                                        ----------     ----------
 Total Assets                          $14,369,774    $ 7,228,144
                                        ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Non-interest bearing deposits          $   861,485    $     -  -
Interest bearing deposits                5,475,091          -  -
                                        ----------     ----------
Total deposits                           6,336,576          -  -
Other liabilities                           27,299         61,810
                                        ----------     ----------
 Total Liabilities                     $ 6,363,875    $    61,810
                                        ----------     ----------

Commitments and contingencies (Note 4)

Stockholders' Equity (Note 1):
Preferred stock, zero par value,
 2.0 million shares authorized,
 no shares issued or outstanding       $     - -      $     - -
Common stock, $1.00 par value, 10.0
 million shares authorized, 943,024
 and 827,699 shares issued and
 outstanding at March 31, 2004 and
 December 31, 2003, respectively           944,964        827,699
Paid-in-capital                          8,200,818      7,145,433
Stock subscription receivable              (19,400)         - -
Retained (deficit)                      (1,120,483)      (806,798)
                                        ----------     ----------
 Total Stockholders' Equity            $ 8,005,899    $ 7,166,334
                                        ----------     ----------
 Total Liabilities and
  Stockholders' Equity                 $14,369,774    $ 7,228,144
                                        ==========     ==========


         Refer to notes to the consolidated financial statements.



                           FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              For the three months
                                                 ended March 31,
                                          ---------------------------
                                             2004            2003
                                             ----            ----
Interest income                           $   89,943       $   -  -
Interest expense                               5,218            3,400
                                          ----------       ----------
Net interest income (loss)                $   84,725       $   (3,400)

Provision for possible loan losses           100,000           -  -
                                          ----------       ----------
Net interest income (loss) after
 provision for possible loan losses       $  (15,275)      $   (3,400)
                                          ----------       ----------

Other income
 Service charges                          $      140       $   -  -
 Other fees                                      723           -  -
                                          ----------       ----------
  Total other income                      $      863       $   -  -
                                          ----------       ----------

Operating expenses
 Salaries and benefits                    $  168,952       $   84,400
 Advertising and public relations             14,223              202
 Depreciation                                  8,383              480
 Regulatory fees and assessments               5,150            2,989
 Data processing                              14,280           -  -
 Utilities and telephone                       9,829            1,682
 Legal and professional                        2,479           27,338
 Other operating expenses                     75,977           39,763
                                          ----------       ----------
  Total operating expenses                $  299,273       $  156,854
                                          ----------       ----------

Net income (loss) before taxes            $ (313,685)      $ (160,254)

Income taxes                                  -  -             -  -
                                          ----------       ----------

Net income (loss)                         $ (313,685)      $ (160,254)
                                          ==========       ==========

Basic income (loss) per share             $     (.35)      $    N/A
                                          ==========       ==========

Diluted income (loss) per share           $     (.35)      $    N/A
                                          ==========       ==========


         Refer to notes to the consolidated financial statements.



                            FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                            ----------------------------
                                                2004             2003
                                                ----             ----
Cash flows from operating activities:       $  (382,241)     $  (287,783)
                                            -----------      -----------

Cash flows from Investing Activities:
  Purchase of fixed assets                  $  (134,730)     $    -  -
  (Increase) in loans                        (6,298,963)          -  -
  Purchase of securities, AFS                (1,635,000)          -  -
                                            -----------      -----------
Net cash used by investing activities       $(8,068,693)     $    -  -
                                            -----------      -----------

Cash flows from Financing Activities:
  Increase in borrowings                    $    -  -        $   266,000
  Increase in deposits                        6,336,576           -  -
  Proceeds from sale of stock                 1,153,250           -  -
                                            -----------      -----------
Net cash provided
 from financing activities                  $ 7,489,826      $   266,000
                                            -----------      -----------

Net (decrease) in cash
 and cash equivalents                       $  (961,108)     $   (21,783)
Cash and cash equivalents,
 beginning of period                          6,864,347           33,835
                                            -----------      -----------
Cash and cash equivalents,
 end of period                              $ 5,903,239      $    12,052
                                            ===========      ===========


         Refer to notes to the consolidated financial statements.



                        FREEDOM BANCSHARES, INC.
                           COMMERCE, GEORGIA
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (UNAUDITED)
         FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2004

                                            Stock
                                   Paid    Subscrip-
               Preferred Common     in       tion      Retained
                 Stock   Stock    Capital  Receivable  (Deficit)      Total
                 -----   ----     -------  ----------   -------       -----

Balance,
 Dec. 31, 2002   $ --  $      1 $        9 $    (10) $  (159,191) $  (159,191)
                  ----  -------  ---------  -------   ----------   ----------

Comprehensive Income:
--------------------
Net (loss),
 three-month
 period ended
 March 31, 2003    --      --       --          --      (160,254)    (160,254)
                  ----  -------  ---------  -------   ----------   ----------

Total comprehensive
 income (loss)     --      --       --          --      (160,254)    (160,254)
                  ----  -------  ---------  -------   ----------   ----------

Balance,
 March 31, 2003  $ --  $      1 $        9 $    (10) $  (319,445) $  (319,445)
                  ====  =======  =========  =======   ==========   ==========

-------------------------------------------

Balance,
 Dec. 31, 2003   $ --  $827,699 $7,145,433 $    --   $  (806,798) $ 7,166,334
                  ----  -------  ---------  -------   ----------   ----------

Proceeds from sale
 of common stock   --   115,325  1,037,925      --        --        1,153,250

To reflect sale of
 common stock
 subscriptions
 receivable        --     1,940     17,460  (19,400)      --           --

Comprehensive Income:
--------------------
Net (loss),
 three-month
 period ended
 March 31, 2004    --      --       --          --      (313,685)    (313,685)
                  ----  -------  ---------  -------   ----------   ----------

Total comprehensive
 income (loss)     --      --       --          --      (313,685)    (313,685)
                  ----  -------  ---------  -------   ----------   ----------

Balance,
 March 31, 2004  $ --  $944,964 $8,200,818 $(19,400) $(1,120,483) $ 8,005,899
                  ====  =======  =========  =======   ==========   ==========


         Refer to notes to the consolidated financial statements.



                           FREEDOM BANCSHARES, INC.
                              COMMERCE, GEORGIA
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2004


NOTE 1 - BASIS OF PRESENTATION

	The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2003.

NOTE 2 - SUMMARY OF ORGANIZATION

	Freedom Bancshares, Inc., Commerce, Georgia (the "Company") is a one-bank holding company with respect to a de novo bank, Freedom Bank of Georgia, Commerce, Georgia (the "Bank"). Prior to the Company's incorporation on January 17, 2003, a group of organizers formed FB Investors, LLC (the "LLC") to facilitate in the initial process of organizing and forming both the Company and the Bank. Although the LLC was officially organized November 12, 2002, it had commenced operations on October 2, 2002, the date of inception. On January 24, 2003, the LLC's Board of Directors assigned and transferred all of the assets and liabilities of the LLC to the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by the LLC from inception, October 2, 2002, have been transferred to the Company. As a result, all financial transactions undertaken by the LLC from inception, October 2, 2002, through March 31, 2004 are reflected in the Company's financial statements as of and for the period ended March 31, 2004 and December 31, 2003.

	The Company's articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock ("Common Stock"). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of March 31, 2004, there were 943,024 shares of the Company's Common Stock issued and outstanding.

	The Company's articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock ("Preferred Stock"). The Company's Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of March 31, 2004, no shares of the Company's Preferred Stock were issued or outstanding.

	In connection with the Company's formation and Offering, 184,140 stock warrants were awarded to the Company's organizers. Each warrant entitles its owner to purchase one share of Common Stock for a price of $10.00. The warrants will vest in one-third annual increments over a three-year period beginning on the one-year anniversary date of the issuance of Common Stock sold in the Offering. Warrants, when vested, will be exercisable for a period of no more than ten years from the date that the Company issues the Common Stock that is sold in the Offering, or no more than ninety days after a warrant holder ceases to be either a director or senior executive of the Company, whichever period is shorter.

	The Company has reserved up to 80,000 shares of Common Stock for issuance under a stock option plan, which will be administered by the Company's Personnel and Compensation Committee (the "Committee"). The Committee will have the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of March 31, 2004, 72,500 such options were awarded.

	The Company ceased to be a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it commenced principal operations on February 17, 2004.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of March 31, 2004, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

     In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider
(a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The revised Interpretation is effective for financial statements of periods ending after March 15, 2004. Adoption of the revised FIN 46 did not have an adverse effect on the Company's financial position, results of operations, or liquidity.

     SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

     SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In May 2003, the FASB issued SFAS No. 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries that have been indefinitely deferred from the scope of the statements. Adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

     Statement of Position 03-3 ("SOP 03-3"): "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position, results of operations or liquidity.

     In December 2003, the FASB issued a revision of SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. Most of the provisions of the revised statements are effective for fiscal years ending after December 15, 2003. The Statement requires more detailed disclosures about plan assets, investment strategies, benefit obligations, cash flows, and the assumptions used in accounting for the plans. Adoption of the revision to SFAS No. 132 will not have a material impact on the Company's financial position, results of operations or liquidity.

     On December 11, 2003, the SEC Staff announced its intention to release a Staff Accounting Bulletin in order to clarify existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to Derivative Implementation Group Issue C-13, When a Loan Commitment is included in Scope of Statement 133. The new guidance is expected to require all registrants to begin accounting for these commitments subject to SFAS No. 133 as written options that would be reported as liabilities until they are exercised or expire. The provisions of this guidance are expected to be effective for loan commitments entered into after March 31, 2004. Management intends to adopt the provisions of this guidance effective April 1, 2004 and does not anticipate that the adoption will have a materially adverse effect on the Company's financial position, results of operations or liquidity.



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

CRITICAL ACCOUNTING POLICIES

     The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company's significant accounting policies are described in Note 2 to the Company's consolidated financial statements as of and for the year ended December 31, 2003. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions. Management believes that the most critical accounting policies upon which the Company's financial condition depends, and which involve the most complex or subjective decisions or assessments are as follows:

     Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

     The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about future events and subjective judgments, including the likelihood of loan repayment, risk evaluation, extrapolation of historical losses, and similar judgments and assumptions. If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance.

OVERVIEW

	During calendar year 2003, the Company focused on hiring the management team, obtaining all regulatory approvals to operate a bank, and raising the necessary capital to commence banking operations. All of the above items were achieved as banking operations commenced on February 17, 2004.

	In 2004, the focus is on growth, the origination of quality loans, the construction of a permanent building and the control of expense items. It is projected that the Bank will incur a loss for calendar year 2004 because its fixed expenses will be higher than its net interest income. To grow net interest income, the net yield on earning assets as well as average earning assets will have to increase significantly.

RESULTS OF OPERATIONS

	The Company commenced banking operations on February 17, 2004. Accordingly, comparing results of operations for the three-month period ended March 31, 2004 with the three-month period ended March 31, 2003 could be misleading because one period (March 31, 2004) encompasses banking operations while the other (March 31, 2003) does not.

	For the three-month periods ended March 31, 2004 and 2003, net (loss) amounted to $(313,685) and $(160,254), respectively. The increase in loss during the three-month period ended March 31, 2004 when compared to the three-month period ended March 31, 2003 was due to the fact that banking operations commenced during the first quarter of 2004.

	For the three-month period ended March 31, 2003, the primary expenses were salaries and benefits ($84,400) and professional fees ($27,338). The Company had three full-time employees to manage the operational and financial affairs of the Company. When banking operations commenced on February 17, 2004, seven additional staff members were employed, increasing salaries and benefits to $168,952. In addition, other expenses such as marketing, depreciation, regulatory fees, and data processing, have also increased significantly, resulting in a wider loss for the 2004 period.

	Following is a brief discussion concerning the Company's operational results for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003:

     a. Interest income, which represents interest received on interest earning assets, increased from $0 for the three-month period ended March 31, 2003 to $89,943 for the three-month period ended March 31, 2004, an increase of $89,894. The cost of funds, which represents interest paid on deposits and borrowings, increased from $3,400 for the three-month period ended March 31, 2003 to $5,218 for the three-month period ended March 31, 2004, an increase of $1,818. For the three-month period ended March 31, 2004, the growth in interest income outpaced the growth in the cost of funds resulting in an increase in net interest income (loss), from $(3,400) for the three-month period ended March 31, 2003, to $84,725 for the three-month period ended March 31, 2004.

         Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 3.56% during the three-month period ended March 31, 2004. This figure is low because $5.7 million, or 60.1% of average earnings assets, was employed in the federal funds market, an asset category yielding only .97%. Over time, the asset-mix will change to reflect a higher growth rate in loans, generally the highest yielding of all asset categories.

                                            (Dollars in '000s)

                                  Avg. Assets/     Interest       Yield/
         Description              Liabilities    Income/Expense    Cost
         -----------              -----------    --------------    ----
         Federal funds sold         $ 5,744         $   14          .97%
         Securities                     216              2         3.70%
         Loans                        3,603             74         8.22%
                                     ------          -----         ----
            Total                   $ 9,563         $   90         3.76%
                                     ------          -----         ----

         Transactional accounts     $   852         $    2          .94%
         Savings                         20            --           .98%
         CD's                           969              3         1.24%
                                     ------          -----         ----
            Total                   $ 1,841         $    5         1.09%
                                     ------          -----         ----

         Net interest income                        $   85
                                                     =====

         Net yield on earning assets                               3.56%
                                                                   ====

     b. For the three-month period ended March 31, 2004, non-interest income amounted to $863, or .03% of average assets. By comparison, there was no non-interest income at March 31, 2003 because Bank operations had not commenced. Because the Bank is in a growth mode, it prices its services very competitively in order to grow deposits.

     c. For the three-month period ended March 31, 2004, non-interest expense amounted to $299,273, or 10.49% of average assets. By comparison, for the three-month period ended March 31, 2003, non interest expense amounted to $156,854. The increase in year-over-year is due to the fact that principal banking operations commenced in 2004, a time when operational expenses increased dramatically.

         During the three-month period ended March 31, 2004, the allowance for loan losses increased by $100,000, to $100,000. The allowance for loan losses as a percentage of gross loans is at 1.59%. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

         Total assets increased by $7.1 million, to $14.4 million during the three-month period ended March 31, 2004. More specifically, cash and cash equivalents decreased by $1.0 million, to $5.9 million; securities increased by $1.6 million, to $1.6 million; loans increased by $6.2 million, to $6.2 million; and all other assets increased by $.3 million, to $.6 million. To fund the $7.1 million increase in assets, customer deposits were increased by $6.3 million, to $6.3 million, and the capital accounts were increased by $.8 million, to $8.0 million.

LIQUIDITY AND SOURCES OF CAPITAL

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.9 million, representing 41.1% of total assets. Investment securities, which amounted to $1.6 million or 11.4% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank maintains relationships with several correspondent banks and, thus, could obtain funds from those banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital:

                              Bank's           Minimum Regulatory
                          March 31, 2004         Requirement
                          --------------         -----------
Leverage ratio                 64.3%                 4.0%
Risk weighted ratio            90.8%                 8.0%

	With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank's leverage ratio of 64.3% and risk weighted ratio of 90.8% are well above the required minimum.

	The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

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


ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

	At March 31, 2004, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.
Based on the evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the three-months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                         PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

	The Company is not a party to any pending litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------

	During the three-months ended March 31, 2004, the Company did not issue any securities without registration under the Securities Act of 1933.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

	This item is not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

	No matters were submitted to a vote of the shareholders of the Company during the three-months ended March 31, 2004.


ITEM 5.  OTHER INFORMATION.
---------------------------

	This item is not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

      (a)  The certification of chief executive officer is filed as Exhibit
           31.1 hereto.

      (b)  The certification of chief financial officer is filed as Exhibit
           31.2 hereto.

      (c) The certification pursuant to Section 906 of the Sarbanes-Oxley Act is filed as Exhibit 32 hereto.

      (d) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the three-month period ended March 31, 2004.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             FREEDOM BANCSHARES, INC.
                             ---------------------------------------
                            (Registrant)


Date: May 14, 2004       By: /s/Vincent Cater
      -----------------      ---------------------------------------
                             Vincent Cater
                             Chief Executive Officer and President
                             (Executive Officer)

Date: May 14, 2004       By: /s/Clyde A. McArthur
      -----------------      ---------------------------------------
                             Clyde A. McArthur
                             Chief Financial Officer
                             (Financial and Accounting Officer)