Form 10QSB
period 2004-06-30
FREEDOM BANCSHARES INC
filed 2004-08-11
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For  the  quarterly  period  ended  JUNE  30,  2004
                                          ---------------


[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For  the  transition  period  from  __________  to  __________


                       COMMISSION FILE NUMBER:  333-102971

                            Freedom Bancshares, Inc.
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

         Georgia                                              06-1671382
---------------------------                           ------------------------
(State  of  Incorporation)                                   (IRS  Employer
                                                          Identification  No.)


                     3165 MAYSVILLE ROAD, COMMERCE, GA 30529
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (706) 423-2500
                                 --------------
                           (Issuer's telephone number)

                                      N/A
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  [X]  NO  [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of

         AUGUST 14, 2004:   947,789 SHARES OUTSTANDING, $1.00 PAR VALUE
         --------------------------------------------------------------


Transitional  Small  Business  Disclosure  Format    Yes        No    X
                                                          -----     -----

                                      INDEX

PART  I.   FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (Unaudited)

               Consolidated Balance Sheets - June 30, 2004 and December 31, 2003

               Consolidated Statements of Operations and Comprehensive Loss - Three months and six months ended June 30, 2004 and June 30, 2003

               Consolidated  Statements  of  Cash  Flows  -
               Six  months  ended  June  30,  2004  and  June  30,  2003

               Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

Item  3.  Controls and Procedures


PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item  3.  Defaults  Upon  Senior  Securities

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5.  Other  Information

Item  6.  Exhibits  and  Report  on  From  8-K

Signature Page

Exhibit Index

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS


                                CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2004 AND DECEMBER 31, 2003
                                        (UNAUDITED)

                             ASSETS                                   2004         2003
                             ------                              ------------  -----------

Cash and due from banks                                          $   709,943   $6,864,347
Federal funds sold                                                 2,129,488            -
                                                                 ------------  -----------
Total cash and cash equivalents                                    2,839,431    6,864,347

Securities available-for-sale, at fair value                       3,456,995            -

Loans                                                             19,127,851            -
Less allowance for loan losses                                      (285,000)           -
                                                                 ------------  -----------
      Loans, net                                                  18,842,851            -
                                                                 ------------  -----------

Property and equipment, net                                          901,029      276,077
Interest receivable                                                  106,561            -
Other assets                                                         106,928       87,720
                                                                 ------------  -----------
                                                                 $26,253,796   $7,228,144
                                                                 ============  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------

DEPOSITS
  Noninterest-bearing                                            $ 1,540,268   $        -
  Interest-bearing                                                17,050,971            -
                                                                 ------------  -----------
      TOTAL DEPOSITS                                              18,591,239            -
Interest payable                                                      16,917            -
Other liabiliites                                                     31,282       61,810
                                                                 ------------  -----------
      TOTAL LIABILITIES                                          $18,639,438   $   61,810
                                                                 ------------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, no par value; 2,000,000 shares authorized;
    no shares issued and outstanding                                       -            -
  Common stock, $1.00 par value, 10,000,000 shares authorized;
    947,789 and  827,699 shares issued and outstanding
    at June 30, 2004 and December 31, 2003, respectively             947,789      827,699
  Paid-in capital                                                  8,226,243    7,145,433
  Accumulated deficit                                             (1,513,579)    (806,798)
  Accumulated other comprehensive income                             (46,096)           -
                                                                 ------------  -----------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         7,614,358    7,166,334
                                                                 ------------  -----------
                                                                 $26,253,796   $7,228,144
                                                                 ============  ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                        THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                         SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                       (UNAUDITED)

                                                     THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,    ENDED JUNE 30,
                                                         2004              2003              2004              2003
                                                   ----------------  ----------------  ----------------  ----------------
INTEREST INCOME
  Loans                                            $       282,051   $             -   $       357,688   $             -
  Taxable securities                                        26,181                 -            26,181                 -
  Federal funds sold                                         9,088                 -            23,394                 -
                                                   ----------------  ----------------  ----------------  ----------------
                                                   $       317,320   $             -   $       407,263   $             -
                                                   ----------------  ----------------  ----------------  ----------------
INTEREST EXPENSE
  Deposits                                         $        64,978   $             -   $        70,196   $             -
  Other borrowings                                              48             4,541                48             7,941
                                                   ----------------  ----------------  ----------------  ----------------
    TOTAL INTEREST EXPENSE                         $        65,026   $         4,541   $        70,244   $         7,941
                                                   ----------------  ----------------  ----------------  ----------------

    NET INTEREST INCOME (EXPENSE)                  $       252,294   $        (4,541)  $       337,019   $        (7,941)
PROVISION FOR LOAN LOSSES                                  185,000                 -           285,000                 -
                                                   ----------------  ----------------  ----------------  ----------------
    NET INTEREST INCOME (EXPENSE)
    AFTER PROVISION FOR LOAN LOSSES                $        67,294   $        (4,541)  $        52,019   $        (7,941)
                                                   ----------------  ----------------  ----------------  ----------------

OTHER INCOME
  Service charges on deposit accounts              $         1,383   $             -   $         1,523   $             -
  Other operating income                                     2,439                 -             3,162                 -
                                                   ----------------  ----------------  ----------------  ----------------
    TOTAL OTHER INCOME                             $         3,822   $             -   $         4,685   $             -
                                                   ----------------  ----------------  ----------------  ----------------

OTHER EXPENSES
  Salaries and other employee benefits             $       259,069   $       128,141   $       428,021   $       212,541
  Data processing                                           95,084                 -           109,364                 -
  Advertising and public relations                          10,822                 -            25,045                 -
  Occupancy and equipment expenses                          42,622             5,619            60,834            12,099
  Regulatory fees and assessments                             (150)            1,263             5,000             4,252
  Legal and professional fees                               13,000            26,009            15,479            53,347
  Other operating expenses                                  43,764             3,470           119,741            39,117
                                                   ----------------  ----------------  ----------------  ----------------
    TOTAL OTHER EXPENSES                           $       464,211   $       164,502   $       763,484   $       321,356
                                                   ----------------  ----------------  ----------------  ----------------

    LOSS BEFORE INCOME TAXES                       $      (393,095)  $      (169,043)  $      (706,780)  $      (329,297)

INCOME TAX EXPENSE                                               -                 -                 -                 -

                                                   ----------------  ----------------  ----------------  ----------------
    NET LOSS                                       $      (393,095)  $      (169,043)  $      (706,780)  $      (329,297)
                                                   ----------------  ----------------  ----------------  ----------------

OTHER COMPREHENSIVE LOSS

  Unrealized losses on securities available-
  for-sale arising during the period, net of tax   $       (46,096)  $             -   $       (46,096)  $             -
                                                   ----------------  ----------------  ----------------  ----------------
    COMPREHENSIVE LOSS                             $      (439,191)  $      (169,043)  $      (752,876)  $      (329,297)
                                                   ================  ================  ================  ================

BASIC AND DILUTED LOSSES PER SHARE                 $         (0.44)  N/A               $         (0.75)  N/A
                                                   ================  ================  ================  ================

CASH DIVIDENDS PER SHARE                           $             -   $             -   $             -   $             -
                                                   ================  ================  ================  ================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (UNAUDITED)

                                                          2004          2003
                                                      -------------  ----------
OPERATING ACTIVITIES
  Net loss                                            $   (706,780)  $(329,297)
  Adjustments to reconcile net loss to net cash
    used in operating activites:
    Amortization and accretion on Securities          $      1,224   $       -
    Depreciation                                            29,859       1,600
    Provision for loan losses                              285,000           -
    Increase in interest receivable                       (106,561)          -
    Increase in interest payable                            16,917           -
    Decrease in accounts payable and accruals              (30,528)    (51,996)
    Increase in other assets                                11,522           -
                                                      -------------  ----------
      Net cash used in operating activities           $   (499,347)  $(379,693)
                                                      -------------  ----------

INVESTING ACTIVITIES
    Purchases of securities available for sale        $ (3,612,786)  $       -
    Payments received on securities                         77,740           -
    Net increase in loans                              (19,127,851)          -
    Purchases of premises and equipment                   (654,811)          -
                                                      -------------  ----------
      Net cash used in investing activities           $(23,317,708)  $       -
                                                      -------------  ----------

FINANCING ACTIVITES
    Net increase in deposits                          $ 18,591,239   $       -
    Proceeds from sale of common stock                   1,200,900           -
    Proceeds from line of credit                                 -     507,500
    Stock issue costs                                            -    (161,642)
                                                      -------------  ----------
      Net cash provided by financing activities       $ 19,792,139   $ 345,858
                                                      -------------  ----------
    Net decrease in cash and cash equivalents         $ (4,024,916)  $ (33,835)
    Cash and cash equivalents at beginning of period     6,864,347      33,835
                                                      -------------  ----------
    Cash and cash equivalents at end of period        $  2,839,431   $       -
                                                      =============  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
    Cash paid for:
      Interest                                        $     53,327   $   7,941

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


NOTE 1.   BASIS OF PRESENTATION

          The financial information contained herein is unaudited. Accordingly, the information does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements, however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          Operating results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2003.

NOTE 2.   SUMMARY OF ORGANIZATION

          Freedom Bancshares, Inc., Commerce, Georgia (the "Company") is a one-bank holding company with respect to its subsidiary bank Freedom Bank of Georgia, Commerce, Georgia (the "Bank"). Prior to the Company's incorporation on January 17, 2003, a group of organizers formed FB Investors, LLC (the "LLC") to facilitate in the initial process of organizing and forming both the Company and the Bank. Although the LLC was officially organized November 12, 2002, it had commenced operations on October 2, 2002, the date of inception. On January 24, 2003, the LLC's Board of Directors assigned and transferred all of the assets and liabilities of the LLC to the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by the LLC from inception, October 2, 2002, have been transferred to the Company.

          The Company's articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to
          10.0 million shares of its $1.00 par value per share common stock ("Common Stock"). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of June 30, 2004, there were 947,789 shares of the Company's Common Stock issued and outstanding.

          The Company's articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock ("Preferred Stock"). The Company's Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of June 30, 2004, no shares of the Company's Preferred Stock were issued or outstanding.

          In connection with the Company's formation and Offering, 174,140 stock warrants were awarded to the Company's organizers. Each warrant entitles its owner to purchase one share of Common Stock for a price of $10.00. The warrants vest in one-third annual increments over a three-year period beginning on the one-year anniversary of the date that the Company first issued its common stock. Warrants are exercisable for a period of no more than ten years from February 17, 2004, or no more than ninety days after a warrant holder ceases to be either a director or senior executive of the Company, whichever period is shorter.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)



          The Company originally reserved up to 80,000 shares of Common Stock for issuance under a stock incentive option plan. On May 20, 2004 the shareholders of the Company approved an amendment to the stock incentive option plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company's Personnel and Compensation Committee (the "Committee"). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of June 30, 2004, the Company had 72,500 options outstanding.

          The Company ceased to be a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it commenced principal operations on February 17, 2004.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Accounting. The accounting and reporting policies of the Company conform to generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders' equity (deficit) and net income (loss). Actual results may differ significantly from those estimates. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

          Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At June 30, 2004 and December 31, 2003, cash and cash equivalents amounted to $2,839,431 and $6,864,347, respectively.

          Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at June 30, 2004 and December 31, 2003.

          Deferred Registration Costs. Deferred registration costs are deferred and incremental costs incurred by the Company in connection with the underwriting and issuance of its own Common Stock. Deferred registration costs do not include any allocation of salaries, overhead or similar costs. Because the Company met its goal of selling at least 800,000 shares of Common Stock, deferred registration costs were paid and the excess was applied against the Company's paid-in-capital. The charge against paid-in-capital is reflected in the Company's December 31, 2003 financial statements.

          Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)



          differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event the future tax consequences of difference between the financial reporting bases and the tax bases of the assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

          Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretation, in accounting for its proposed options and warrants rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123,
          "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides that the compensation expense relative to the Company's options and warrants is measured based on the intrinsic value of the option/warrant. SFAS 123 requires companies that continue to follow APB 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS 123. As of June 30, 2004, none of the company's options or warrants were vested, therefore, pro-forma disclosures are not presented.

          Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows from pre-operating activities by adjusting for the effects of short-term assets and liabilities.

NOTE  4.  RECENT  ACCOUNTING  PRONOUNCEMENTS

          In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the "Interpretation"), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity
          (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. As of June 30, 2004, management believes that the Company does not have any VIEs which would be consolidated under the provisions of FIN 46.

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

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)



          SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively. Adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

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

          Statement of Position 03-3 ("SOP 03-3"): "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination where there are differences in expected cash flows and contractual cash flows due in part to credit quality, be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position, results of operations or liquidity.

          In  December  2003,  the  FASB  issued  a  revision  of  SFAS No. 132,
          "Employer's  Disclosures  about  Pensions  and  Other  Postretirement
          Benefits." Most of the provisions of the revised statements are effective for fiscal years ending after December 15, 2003. The Statement requires more detailed disclosures about plan assets, investment strategies, benefit obligations, cash flows, and the assumptions used in accounting for the plans. Adoption of the revision to SFAS No. 132 will not have a material impact on the Company's financial position, results of operations or liquidity.

          On March 9, 2004, the SEC Staff released Staff Accounting Bulletin No. 105 which clarifies accounting practices relating to issued loan commitments, including interest rate lock commitments, subject to Derivative Implementation Group Issue C-13, "When a Loan Commitment is Included in Scope of Statement 133." The new guidance is expected to require all registrants to begin accounting for these commitments subject to SFAS No. 133 as written options that would be reported as liabilities until they are exercised or expire. The provisions of this guidance became effective for loan commitments entered into after March 31, 2004. Management adopted the provisions of this guidance effective April 1, 2004. The adoption of this bulletin

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)



          will not have a materially adverse effect on the Company's financial position, results of operations or liquidity.

NOTE  5.  LOSSES  PER  SHARE

          Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding for the three and six months ended June 30, 2004 were 946,377 and 887,744, respectively.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART  I.  FINANCIAL  INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

          The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

          SPECIAL  CAUTIONARY  NOTICE  REGARDING  FORWARD  LOOKING  STATEMENTS

          This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could,"
          "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

               - significant increases in competitive pressure in the banking and financial services industries;

               - changes in the interest rate environment which could reduce anticipated or actual margins;

               - changes in political conditions or the legislative or regulatory environment;

               - general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

               -    changes  occurring  in  business conditions and inflation;

               -    changes in technology;

               -    changes  in  monetary  and  tax  policies;

               -    the  level  of  allowance  for  loan  loss;

               -    the  rate  of  delinquencies  and  amounts  of  charge-offs;

               -    the  rates  of  loan  growth;

               - adverse changes in asset quality and resulting credit risk-related losses and expenses;

               -    changes  in  the  securities  markets;  and

               - other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

          CRITICAL  ACCOUNTING  POLICIES

          We have adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company's significant accounting policies are described in Note 2 to the Company's consolidated financial statements as of and for the year ended December 31, 2003. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions. Management believes that the allowance for loan losses is the most critical accounting policy upon which the Company's financial condition depends. The allowance for loan losses involves the most complex and subjective decisions and assessments that management must make.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART  I.  FINANCIAL  INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

          Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information of similar banks to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

          The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about future events and subjective judgments, including the likelihood of loan repayment, risk evaluation, extrapolation of historical losses of similar banks, and similar judgments and assumptions. If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance for loan losses.

          OVERVIEW

          During calendar year 2003, we focused on obtaining all regulatory approvals to operate a bank, raising the necessary capital to commence banking operations, and recruiting professional staff members. All of the above items were achieved as banking operations commenced on February 17, 2004.

          On February 17, 2004, we opened for business in a temporary facility at 3165 Maysville Road, Commerce, Georgia. We subsequently broke ground for construction of our permanent facility, which will be located immediately behind the temporary building. This facility will be a 6,400-square-foot, full-service banking facility. We anticipate occupying this building in the fourth quarter of 2004.

          After receiving approval from Georgia Department of Banking and Finance, on May 1, 2004 we opened a Loan Production Office in Jefferson, Georgia at 167 Lee Street. This office is staffed by two experienced commercial lenders and support staff. We intend to build a permanent full service branch office in the Jefferson area in early 2005 in accordance with our current business plan.

          For the remainder of 2004, we intend to focus on growth, the origination of quality loans, the construction of our banking facilities and the control of expense items. We project that the bank will incur a loss for calendar year 2004 because its fixed expenses will be higher than its net interest income. To grow net interest income, both average earning assets as well as any net yield on average earning assets will have to increase significantly.

          FINANCIAL CONDITION

          At June 30, 2004, total assets of Freedom Bancshares, Inc. were $26,253,796. Deposits at June 30, 2004 totaled $18,591,239. Our deposits and the proceeds of our initial public offering of $9,174,032, net of offering expenses, were invested primarily in loans, securities and overnight federal funds sold. At June 30, 2004, loans totaled $19,127,851; securities totaled $3,456,995; and federal funds sold totaled $2,129,488.

          Investment securities available-for-sale totaled $3,456,995 at June 30, 2004. These investments consisted of $485,000 in US agency securities and $2,971,995 in mortgage-backed securities issued by government or government-backed agencies. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we do invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART  I.  FINANCIAL  INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

          investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at June 30, 2004.

          Gross loans totaled $19,127,851 at June 30, 2004. Net loans totaled $18,842,851 at June 30, 2004. The majority of our loans are secured by real estate. Balances within the major loan categories as of June 30, 2004 were as follows:

                       COMPOSITION OF  LOAN PORTFOLIO
                                JUNE 30, 2004
          ----------------------------------------------------------
          Category                                     Percent of
                                          Amount          Total
          ----------------------------------------------------------

          Construction loans         $     4,039,077         21.1%
          ----------------------------------------------------------
          Other real estate loans         13,167,572         68.8%
          ----------------------------------------------------------
          Commercial loans                 1,143,016          6.0%
          ----------------------------------------------------------
          Other loans                        778,186          4.1%
                                     ----------------  -------------
          ----------------------------------------------------------
                                     $    19,127,851          100%
          ----------------------------------------------------------
                                                       =============
          ----------------------------------------------------------
          Allowance for loan losses         (285,000)
                                     ----------------
          ----------------------------------------------------------
                                     $    18,852,851
          ----------------------------------------------------------
                                     ================
           ---------------------------------------------------------

          We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2004.

          Our total equity increased to $7,614,358 at June 30, 2004, due to the completion of our initial public stock offering. Proceeds of our stock offering totaled $9,477,890 which were offset by offering expenses of $303,858; a retained deficit at December 31, 2003 of $(806,798); a net loss for the six months ended June 30, 2004 of $(706,780); and a decrease in market value of securities available-for-sale of $(46,096) for the six months ended June 30, 2004.

          RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

          The results of operations are determined by our ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for us to become profitable, we must increase the amount of earning assets so that net interest income along with non-interest income will be sufficient to cover normal operating expenses incurred in a banking operation and the bank's provision for loan losses.

          We commenced banking operations on February 17, 2004, when our subsidiary, Freedom Bank of Georgia, opened in a temporary facility at 3165 Maysville Road in Commerce, Georgia. Accordingly, comparing results of operations for the six-month and three-month periods ended June 30, 2004 with the six-month and three-month periods ended June 30, 2003 could be misleading because one period (June 30, 2004) encompasses banking operations while the other (June 30, 2003) does not.

          Net loss for the six-month period ended June 30, 2004 amounted to $(706,780), or $(.80) per diluted share.Net loss for the three-month period ended June 30, 2004 amounted to $(393,095), or $(.42) per diluted share. Following is a brief discussion concerning our operational results for the six-month and three-month periods ended June 30, 2004.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART  I.  FINANCIAL  INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     a. Interest income, which represents interest received on interest earning assets, was 407,263 for the six-month period ended June 30, 2004 and $317,320 for the three-month period ended June 30, 2004. The cost of funds, which represents interest paid on deposits and borrowings, was $70,244 for the six-month period ended June 30, 2004 and $65,026 for the three-month period ended June 30, 2004.

          Annualized net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 3.48% during the six-month period ended June 30, 2004.

                                                (Dollars in thousands)

                                       Avg Assets/      Interest       Yield/
          Description                  Liabilities   Income/Expense     Cost
          ---------------------------  ------------  ---------------  ---------
          Federal Funds Sold           $      4,184  $            23      1.09%
          Securities                          1,883               26      2.77%
          Loans                              12,845              358      5.58%
                                       ------------  ---------------  ---------
              Total                    $     18,912  $           407      4.30%
                                       ------------  ---------------  ---------
          Transactional Accounts       $      1,525  $             2       .26%
          Savings                             3,050               18      1.18%
          CDs                                 5,305               50      1.89%
          Other Borrowings                       18              ---      2.66%
                                       ------------  ---------------  ---------
              Total                    $      9,898  $            71      1.43%
          Net interest income                        $           336
          Net yield on earning assets                   ============      3.55%
                                                                      =========

          Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 3.55% during the three-month period ended June 30, 2004.

                                                (Dollars in thousands)

                                       Avg Assets/      Interest       Yield/
          Description                  Liabilities   Income/Expense     Cost
          ---------------------------  ------------  ---------------  ---------
          Federal Funds Sold           $       3434  $             9      1.05%
          Securities                          2,688               26      3.87%
          Loans                              13,081              282      8.62%
                                       ------------  ---------------  ---------
              Total                    $     19,203  $           317      6.60%
                                       ------------  ---------------  ---------
          Transactional Accounts       $      1,924  $             2       .01%
          Savings                                55               16      1.16%
          CDs                                 4,946               47      3.80%
          Other Borrowings                       26              ---       .74%
                                       ------------  ---------------  ---------
              Total                    $      6,951  $            65      3.74%
          Net interest income                        $           252
          Net yield on earning assets                   ============      5.25%
                                                                      =========

     b. For the six-month period ended June 30, 2004, non-interest income amounted to $4,685, or .03% of average assets. For the three-month period ended June 30, 2004, non-interest income amounted to $3,822, or .02% of average assets.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART  I.  FINANCIAL  INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION


          c. For the six-month period ended June 30, 2004, non-interest expense amounted to $763,484, or 4.46% of average assets. For the three-month period ended June 30, 2004, non-interest expense amounted to $464,211, or 2.71% of average assets.

          d. During the six-month period ended June 30, 2004, the provision for loan losses was $285,000. During the three-month period ended June 30, 2004, the provision for loan losses was $185,000. The allowance for loan losses as a percentage of gross loans was at 1.49% on June 30, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

          LIQUIDITY

          Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity. The June 30, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.8 million, representing 10.7% of total assets.

          Investment securities available-for-sale, which amounted to $3.5 million, or 13.3% of total assets, at June 30, 2004, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs. At June 30, 2004 we had access to unused lines of credit totaling $5.4 million.

          We draw deposits primarily from our local market area. However, when we deem it necessary and prudent we will access deposit markets other than the local market for sources of funds. These deposits can include "brokered" deposits and deposits generated from other sources, including internet sources.

          During the second quarter of 2004, Freedom Bank of Georgia became a member of the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank of Atlanta provides funds for real estate-related lending and to promote home ownership. We anticipate using advances from The Federal Home Loan Bank of Atlanta to fund specific lending relationships and as a tool to manage our interest rate risk.

          We closely monitor our balance sheet and liquidity in order to maintain appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. We know of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in our liquidity increasing or decreasing in any material way.

          CAPITAL RESOURCES

          Total shareholders' equity increased from $7,166,334 at December 31, 2003 to $7,614,358 at June 30, 2004. The increase is due to net proceeds from the sale of additional shares in our initial stock offering of $1,200,900, offset by a net loss for the six months ended June 30, 2004 of $(706,780) and an after-tax decrease of $(46,096) in the fair value of securities available-for-sale.

          The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers: Tier 1 capital consists of common shareholders' equity, excluding the unrealized

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART  I.  FINANCIAL  INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION


          gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

          Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of June 30, 2004.

          The following table summarizes our risk-based capital at June 30, 2004:

          -----------------------------------------------------------------------------------
                               Freedom Bank    Freedom Bancshares, Inc.   Minimum Regulatory
                               June 30, 2004         June 30, 2004            Requirement
          -----------------------------------------------------------------------------------
          Leverage ratio           34.09%              37.62%                     4.0%
          -----------------------------------------------------------------------------------
          Risk weighted ratio      36.84%              40.53%                     8.0%
          -----------------------------------------------------------------------------------

          With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. Freedom Bank's leverage ratio of 34.09% and risk-weighted ratio of 36.84% are well above the required minimums.

          REGULATORY MATTERS
          ------------------

          From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

          We are not aware of any current recommendation by our regulatory authorities which, if implemented, would have a material effect on our liquidity, capital resources, or results of operations.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 3. CONTROLS AND PROCEDURES



          The Company's Chief Financial Officer has evaluated the Company's disclosure controls and procedures as of the end of the period reported, and concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

          Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

          The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART  II.   OTHER  INFORMATION


ITEM  1.    LEGAL  PROCEEDINGS

            None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

            None.

ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES

            None.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

We held our Annual Meeting of Shareholders on May 20, 2004, where the following four directors were elected to serve a three-year term expiring at the 2007 Annual Meeting of Shareholders and upon the election and qualification of their successors: Harold C. Davis, Thomas H. Hardy, James S. Purcell and Verlin L. Reece. There were no broker votes. The votes were as follows:

--------------------------------------------
                  FOR      AGAINST  WITHHELD
--------------------------------------------
Harold C. Davis   522,300        0         0
--------------------------------------------
Thomas H. Hardy   521,300    1,000         0
--------------------------------------------
James S. Purcell  522,300        0         0
--------------------------------------------
Verlin L. Reece   522,300        0         0
--------------------------------------------

The terms of our Class II Directors - Richard S. Adams, Sr., William Keith Ariail; Claude Philip Brown and Vincent D. Cater - will continue until the 2005 Annual Meeting of Shareholders and upon the election and qualification of their successors. The terms of our other Class III Directors - Donald S. Shubert, Ronald R. Silva, Jr. and Harold L. Swindell - will continue until the 2006 Annual Meeting of Shareholders and upon the election and qualification of their successors.

The second matter put to a vote at the Annual Meeting was an amendment to the Freedom Bancshares, Inc. 2003 Stock Incentive Plan to increase the shares reserved for issuance under the plan from 80,000 shares to 160,000 shares. The number of votes cast for this proposal was 495,370; the number of votes against was 21,930; and the number of abstentions was 5,000. There were no broker non-votes.


ITEM  5.    OTHER  INFORMATION

            None.

ITEM  6.    EXHIBITS  AND  REPORT  ON  FORM  8-K

            (a)     Exhibits:

            Exhibit  Number     Description

            31.1 Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
            31.2 Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
            32.1 Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART II. OTHER INFORMATION


            32.2 Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934.

            (b)     Reports  on  Form  8-K

            The following report was filed on Form 8-K during the quarter ended June 30, 2004:

            Current  report  on  Form  8-K  dated  June 29, 2004, Items 4 and 7.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Freedom  Bancshares,  Inc.
                              (Registrant)

August  11,  2004             /S/  Vincent  D.  Cater
                              President  and  Chief  Executive  Officer
                              (Principal  Executive  Officer)



August  11,  2004             /s/  Clyde  A.  McArthur
                              Chief  Financial  Officer
                              (Principal  Accounting  Officer)