Form 10QSB
period 2004-09-30
FREEDOM BANCSHARES INC
filed 2004-11-12
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended SEPTEMBER 30, 2004
                                    ------------------


[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________

                       COMMISSION FILE NUMBER:  333-102971

                            Freedom Bancshares, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Georgia                                            06-1671382
-----------------------                        ---------------------------------
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

                                       N/A
    --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


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

        NOVEMBER 12, 2004:   947,789 SHARES OUTSTANDING, $1.00 PAR VALUE
        ----------------------------------------------------------------


Transitional Small Business Disclosure Format    Yes  [ ]    No  [X]

                                   FREEDOM BANCSHARES, INC.
                                        AND SUBSIDIARY


                                           INDEX

PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                Consolidated Balance Sheets - September 30, 2004and December 31, 2003

                Consolidated Statements of Operations and Comprehensive Loss -
                Three months and nine months ended September 30, 2004and September 30, 2003

                Consolidated Statements of Cash Flows -
                Nine months ended September 30, 2004 and September 30, 2003

                Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Conditionor Plan of Operation

Item 3.  Controls and Procedures


PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Signature Page

Exhibit Index

                                   FREEDOM BANCSHARES, INC.
                                       AND SUBSIDIARY

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS  (UNAUDITED)


                                CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                                        (UNAUDITED)

                                 ASSETS                                 2004         2003
                                 ------                             ------------  -----------

Cash and due from banks-noninterest bearing                         $    19,594   $6,864,347
Cash and due from banks-interest bearing                                159,015            -
Federal funds sold                                                    2,617,787            -
                                                                    ------------  -----------
Total cash and cash equivalents                                       3,596,396    6,864,347

Securities available-for-sale, at fair value                          6,672,977            -

Loans                                                                29,741,166            -
Less allowance for loan losses                                         (440,000)           -
                                                                    ------------  -----------
            Loans, net                                               29,301,166            -
                                                                    ------------  -----------

Property and equipment, net                                           1,364,632      276,077
Interest receivable                                                     225,107            -
Other assets                                                            155,560       87,720
                                                                    ------------  -----------
                                                                    $41,315,838   $7,228,144
                                                                    ============  ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

DEPOSITS
    Noninterest-bearing                                             $ 1,408,395   $        -
    Interest-bearing                                                 30,390,010            -
                                                                    ------------  -----------
            TOTAL DEPOSITS                                           31,798,405            -

Other borrowings                                                      2,000,000

Interest payable                                                         36,808            -
Other liabiliites                                                        71,846       61,810
                                                                    ------------  -----------
            TOTAL LIABILITIES                                       $33,907,059   $   61,810
                                                                    ------------  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; 2,000,000 shares authorized;
        No shares issued and outstanding                                      -            -
    Common stock, $1.00 par value, 10,000,000 shares authorized;
        947,789 and  827,699 shares issued and outstanding
        at September 30, 2004 and December 31, 2003, respectively       947,789      827,699
    Paid-in capital                                                   8,226,243    7,145,433
    Accumulated deficit                                              (1,770,385)    (806,798)
    Accumulated other comprehensive income                                5,132            -
                                                                    ------------  -----------
            TOTAL STOCKHOLDERS' EQUITY                                7,408,779    7,166,334
                                                                    ------------  -----------
                                                                    $41,315,838   $7,228,144
                                                                    ============  ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              FREEDOM BANCSHARES, INC.
                                                  AND SUBSIDIARY

PART I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS  (UNAUDITED)


                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                  (UNAUDITED)

                                                      THREE MONTHS     THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                          ENDED            ENDED            ENDED            ENDED
                                                      SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMEBR 30,
                                                          2004             2003             2004             2003
                                                     ---------------  ---------------  ---------------  ---------------
INTEREST INCOME
    Loans                                            $      397,209   $            -   $      754,897   $            -
    Taxable securities                                       53,143                -           79,324                -
    Federal funds sold                                        3,342                -           26,736                -
                                                     ---------------  ---------------  ---------------  ---------------
        TOTAL INTEREST INCOME                               453,694                -          860,957                -
                                                     ---------------  ---------------  ---------------  ---------------
INTEREST EXPENSE
    Deposits                                                138,134                -          208,330                -
    Other borrowings                                          1,920            6,905            1,968           14,846
                                                     ---------------  ---------------  ---------------  ---------------
        TOTAL INTEREST EXPENSE                              140,054            6,905          210,298           14,846
                                                     ---------------  ---------------  ---------------  ---------------

        NET INTEREST INCOME (EXPENSE)                       313,639           (6,905)         650,659          (14,846)
PROVSION FOR LOAN LOSSES                                    155,000                -          440,000                -
                                                     ---------------  ---------------  ---------------  ---------------
        NET INTEREST INCOME (EXPENSE)
        AFTER PROVISION FOR LOAN LOSSES                     158,639           (6,905)         210,659          (14,846)
                                                     ---------------  ---------------  ---------------  ---------------

OTHER INCOME
    Service charges on deposit accounts                       5,515                -            7,038                -
    Other operating income                                    3,419                -            6,581                -
                                                     ---------------  ---------------  ---------------  ---------------
        TOTAL OTHER INCOME                                    8,934                -           13,619                -
                                                     ---------------  ---------------  ---------------  ---------------

OTHER EXPENSES
    Salaries and other employee benefits                    260,142          116,955          688,163          329,496
    Data processing                                          33,365                -          142,729                -
    Advertising and public relations                          9,039                -           34,084                -
    Occupancy and equipment expenses                         47,378            5,620          108,212           17,719
    Regulatory fees and assessments                           1,378                -            6,378            4,252
    Legal and professional fees                              15,307           32,809           30,786           86,156
    Other operating expenses                                 57,773           23,357          177,514           62,474
                                                     ---------------  ---------------  ---------------  ---------------
        TOTAL OTHER EXPENSES                                424,382          178,741        1,187,866          500,097
                                                     ---------------  ---------------  ---------------  ---------------

        LOSS BEFORE INCOME TAXES                           (256,809)        (185,646)        (963,588)        (514,943)

INCOME TAX EXPENSE                                                -                -                -                -
                                                     ---------------  ---------------  ---------------  ---------------

        NET LOSS                                     $     (256,809)  $     (185,646)  $     (963,588)  $     (514,943)
                                                     ---------------  ---------------  ---------------  ---------------

OTHER COMPREHENSIVE INCOME

    Unrealized losses on securities available-
    for-sale arising during the period, net of tax           51,228                -            5,132                -
                                                     ---------------  ---------------  ---------------  ---------------
        COMPREHENSIVE LOSS                           $     (205,581)  $     (185,646)  $     (958,456)  $     (514,943)
                                                     ===============  ===============  ===============  ===============

BASIC AND DILUTED LOSSES PER SHARE                   $        (0.25)             N/A   $        (1.05)             N/A
                                                     ===============  ===============  ===============  ===============

CASH DIVIDENDS PER SHARE                             $            -   $            -   $            -   $            -
                                                     ===============  ===============  ===============  ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS  (UNAUDITED)


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  ((UNAUDITED)

                                                               2004           2003
                                                          ---------------  ----------
OPERATING ACTIVITIES
  Net loss                                                $     (963,588)  $(514,943)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization and accretion on Securities                       1,190           -
    Depreciation                                                  55,471       2,719
    Provision for loan losses                                    440,000           -
    Increase in interest receivable                             (225,107)          -
    Increase in interest payable                                  36,808           -
    Increase (decrease) in accounts payable and accruals          10,036     (32,773)
    (Increase) decrease in other assets                          (67,840)      2,625
                                                          ---------------  ----------

        Net cash used in operating activities                   (713,030)   (542,372)
                                                          ---------------  ----------

INVESTING ACTIVITIES
  Purchases of securities available for sale                  (6,852,560)          -
  Payments received on mortgage backed securities                183,526           -
  Net increase in loans                                      (29,741,166)          -
  Purchases of premises and equipment                         (1,144,026)          -
                                                          ---------------  ----------

        Net cash used in investing activities                (37,554,226)          -
                                                          ---------------  ----------

FINANCING ACTIVITES
  Net increase in deposits                                 31,798,405.00           -
  Increase in advances from FHLB of Atlanta                 2,000,000.00
  Proceeds from sale of common stock                        1,200,900.00           -
  Proceeds from line of credit                                         -     736,500
  Stock issue costs                                                    -    (227,963)
                                                          ---------------  ----------

        Net cash provided by financing activities             34,999,305     508,537
                                                          ---------------  ----------

Net decrease in cash and cash equivalents                     (3,267,951)    (33,835)

Cash and cash equivalents at beginning of period               6,864,347      33,835
                                                          ---------------  ----------

Cash and cash equivalents at end of period                $    3,596,396   $       -
                                                          ===============  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for:
    Interest                                              $      173,490   $  14,846

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                  (Unaudited)


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

          Operating results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2003.

NOTE 2.   SUMMARY  OF  ORGANIZATION

          Freedom Bancshares, Inc., Commerce, Georgia (the "Company") is a one-bank holding company with respect to its subsidiary bank, Freedom Bank of Georgia, Commerce, Georgia (the "Bank"). Prior to the Company's incorporation on January 17, 2003, a group of organizers formed FB Investors, LLC (the "LLC") to facilitate the initial process of organizing and forming both the Company and the Bank. Although the LLC was officially organized November 12, 2002, it had commenced operations on October 2, 2002, the date of inception. On January 24, 2003, the LLC's Board of Directors assigned and transferred all of the assets and liabilities of the LLC to the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by the LLC from inception, October 2, 2002, have been transferred to the Company.

          The Company's articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to
          10.0 million shares of its $1.00 par value per share common stock ("Common Stock"). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of September 30, 2004, there were 947,789 shares of the Company's Common Stock issued and outstanding.

          The Company's articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock ("Preferred Stock"). The Company's Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of September 30, 2004, no shares of the Company's Preferred Stock were issued or outstanding.

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

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


          The Company originally reserved up to 80,000 shares of Common Stock for issuance under a stock incentive option plan. On May 20, 2004 the shareholders of the Company approved an amendment to the stock incentive option plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company's Personnel and Compensation Committee (the "Committee"). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of September 30, 2004, the Company had 75,500 options outstanding.

          The Company ceased to be a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, "Accounting and Reporting by Development Stage Enterprises," as it commenced principal operations on February 17, 2004.

NOTE 3.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          Basis of Accounting. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders' equity and net income (loss). Actual results may differ significantly from those estimates. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

          Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At September 30, 2004 and December 31, 2003, cash and cash equivalents amounted to $3,596,396 and $6,864,347, respectively.

          Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at September 30, 2004 and December 31, 2003.

          Deferred Registration Costs. Deferred registration and incremental costs were incurred by the Company in connection with the underwriting and issuance of its own Common Stock. Deferred registration costs do not include any allocation of salaries, overhead or similar costs. Because the Company met its goal of selling at least 800,000 shares of Common Stock, deferred registration costs were paid and the excess was applied against the Company's paid-in-capital. The charge against paid-in-capital is reflected in the Company's December 31, 2003 financial statements.

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

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART  I.  FINANCIAL  INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


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

          Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its options and warrants rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides that the compensation expense relative to the Company's options and warrants is measured based on the intrinsic value of the option/warrant. SFAS 123 requires companies that continue to follow APB 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS 123. As of September 30, 2004, none of the Company's options or warrants were vested; therefore, pro-forma disclosures are not presented.

          Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows from pre-operating activities by adjusting for the effects of short-term assets and liabilities.

NOTE 4.   RECENT  ACCOUNTING  PRONOUNCEMENTS

          In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the "Interpretation"), FASB Interpretation No. 46 ("FIN 46"). The purpose of this Interpretation is to provide guidance on how to identify a variable interest entity
          (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. As of September 30, 2004, management believes that the Company does not have any VIEs which would be consolidated under the provisions of FIN 46.

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

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


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

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I.  FINANCIAL  INFORMATION
ITEM 1.  FINANCIAL  STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)



          will not have a materially adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 5.   LOSSES  PER  SHARE

          Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. The effect of potential common shares does not have a dilutive effect on losses per share. Weighted average shares outstanding for the three and nine months ended September 30, 2004 were 947,789 and 916,575, respectively.

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

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I.   FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION


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

          FINANCIAL  CONDITION

          At September 30, 2004, total assets of Freedom Bancshares, Inc. were $41,315,838. Deposits at September 30, 2004 totaled $31,798,405. Our deposits and the proceeds of our initial public offering of $9,174,032, net of offering expenses, were invested primarily in loans, securities and overnight federal funds sold. At September 30, 2004, loans totaled $29,741,166; securities totaled $6,672,977; and federal funds sold totaled $2,617,787.

          Investment securities available-for-sale, at fair value, totaled $6,672,977 at September 30, 2004. These investments consisted of
          $1,747,422 in US agency securities and $4,925,555 in mortgage-backed securities issued by government or government-backed agencies. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we do invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at September 30, 2004.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION


          Gross loans totaled $29,741,166 at September 30, 2004. Net loans totaled $29,301,166 at September 30, 2004. The majority of our loans are secured by real estate. Balances within the major loan categories as of September 30, 2004 were as follows:

                        COMPOSITION OF  LOAN PORTFOLIO
                              SEPTEMBER 30, 2004
          -------------------------------------------------------------
          Category                                           Percent of
                                              Amount           Total
          ------------------------------  ----------------  -----------
          Construction loans              $     7,149,753        24.04%
          Other real estate loans              19,617,451        65.96%
          Commercial loans                      2,001,375         6.73%
          Other loans                             972,587         3.27%
                                          ----------------  -----------
                                               29,741,166          100%
                                                            ===========
          Allowance for loan losses              (440,000)
                                          ----------------
                                          $    29,301,166
                                          ================
          -------------------------------------------------------------

          We expect to continue to fund loan growth primarily from our deposit growth. We will also use advances from the Federal Home Loan Bank of Atlanta when we deem appropriate. Some reasons we may use advances include periods when loan growth may temporarily exceed deposit growth and when interest rates on advances might be more attractive than current interest rates on deposits. We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2004.

          Total equity was $7,408,779 at September 30, 2004. Total equity consisted of proceeds from our stock offering of $9,477,890 which were offset by offering expenses of $303,858; a retained deficit at December 31, 2003 of $(806,798); a net loss for the nine months ended September 30, 2004 of $(963,588); and an increase in market value of securities available-for-sale, net of tax effect, of $5,132 for the nine months ended September 30, 2004.

          RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

          We commenced banking operations on February 17, 2004, when our subsidiary, Freedom Bank of Georgia, opened in a temporary facility at 3165 Maysville Road in Commerce, Georgia. Accordingly, comparing results of operations for the nine-month and three-month periods ended September 30, 2004 with the nine-month and three-month periods ended
          September 30, 2003 could be misleading because one period (September 30, 2004) encompasses banking operations while the other (September
          30,  2003)  does  not.

          Net loss for the nine-month period ended September 30, 2004 amounted to $(963,588), or $(1.05) per diluted share. Net loss for the three-month period ended September 30, 2004 amounted to $(256,809), or $(.25) per diluted share. Following is a brief discussion concerning our operational results for the nine-month and three-month periods ended September 30, 2004.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION


          a. Interest income, which represents interest received on interest earning assets, was $860,957 for the nine-month period ended September 30, 2004 and $453,694 for the three-month period ended September 30, 2004. The cost of funds, which represents interest paid on deposits and borrowings, was $210,298 for the nine-month period ended September 30, 2004 and $140,054 for the three-month period ended September 30, 2004.

               Annualized net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 4.03% during the nine-month period ended September 30, 2004.

                                            (Dollars in thousands)

                                   Avg Assets/           Interest       Yield/
Description                        Liabilities        Income/Expense     Cost
---------------------------  -----------------------  ---------------  ---------
Federal Funds Sold           $                 2,913  $            27      1.24%
Securities                                     3,262               79      3.23%
Loans                                         15,297              755      6.58%
                             -----------------------  ---------------  ---------
            Total            $                21,472  $           861      5.35%
                             -----------------------  ---------------  ---------
Transactional Account        $                 1,911  $             5       .34%
Savings                                        4,264               46      1.97%
CDs                                            9,500              158      2.22%
Other Borrowings                                 121                2      2.20%
                             -----------------------  ---------------  ---------
            Total            $                15,796  $           211      1.78%
Net interest income                                   $           650
Net yield on earning assets                              ============      4.03%
                                                                       =========


               Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 4.20% during the three-month period ended September 30, 2004.


                                            (Dollars in thousands)

                                   Avg Assets/           Interest       Yield/
Description                        Liabilities        Income/Expense     Cost
---------------------------  -----------------------  ---------------  ---------
Federal Funds Sold           $                   920  $             3      1.30%
Securities                                     5,284               53      4.01%
Loans                                         23,216              397      6.84%
                             -----------------------  ---------------  ---------
            Total            $                29,920  $           454      5.31%
                             -----------------------  ---------------  ---------
Transactional Accounts       $                 2,476  $             3       .50%
Savings                                        6,022               27      1.80%
CDs                                           15,676              108      2.76%
Other Borrowings                                  76                2      1.05%
                             -----------------------  ---------------  ---------
            Total            $                24,250  $           140      2.31%
Net interest income                                   $           314
Net yield on earning assets                              ============      4.20%
                                                                       =========

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION


          b. For the nine-month period ended September 30, 2004, non-interest income amounted to $13,619, or .07% of average assets. For the three-month period ended September 30, 2004, non-interest income amounted to $8,934, or .11% of average assets.

          c. For the nine-month period ended September 30, 2004, non-interest expense amounted to $1,187,866, or -6.06% of average assets. For the three-month period ended September 30, 2004, non-interest expense amounted to $424,382, or 5.42% of average assets.

          d. During the nine-month period ended September 30, 2004, the provision for loan losses was $440,000. During the three-month period ended September 30, 2004, the provision for loan losses was $155,000. The allowance for loan losses as a percentage of gross loans was at 1.49% on September 30, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

          LIQUIDITY

          Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity. The September 30, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3,596,396, representing 8.70% of total assets.

          Investment securities available-for-sale, which amounted to $6,672,977, or 16.15% of total assets, at September 30, 2004, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs. At September 30, 2004 we had access to unused lines of credit totaling $5.4 million. In addition, the Federal Home Loan Bank of Atlanta has granted us a line of credit equal to 15% of total assets, or $6,197,375 at September 30. All advances from the Federal Home Loan Bank are subject to collateralization acceptable to the Federal Home Loan Bank of Atlanta.

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

          CAPITAL  RESOURCES

          Total shareholders' equity increased from $7,166,334 at December 31, 2003 to $7,408,779 at September 30, 2004. The increase is due to net proceeds from the sale of additional shares in our initial stock offering of

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION


          $1,200,900, offset by a net loss for the nine months ended September 30, 2004 of $(963,588) and an after-tax increase of $5,132 in the fair value of securities available-for-sale.

          The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers: Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

          Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum. Both the company and the bank exceeded their minimum regulatory capital ratios as of September 30, 2004.

          The following table summarizes our risk-based capital at September 30, 2004:

----------------------------------------------------------------------------------------
                        Freedom Bank      Freedom Bancshares, Inc.   Minimum Regulatory
                     September 30, 2004     September 30, 2004          Requirement
-------------------  -------------------  -------------------------  -------------------
Leverage ratio             21.34%                23.66%                     4.0%
-------------------  -------------------  -------------------------  -------------------
Risk weighted ratio        22.68%                24.91%                     8.0%
----------------------------------------------------------------------------------------

          With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. Freedom Bank's leverage ratio of 21.34% and risk-weighted ratio of 22.68% are well above the required minimums.

          REGULATORY  MATTERS
          -------------------
          From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

          We are not aware of any current recommendation by our regulatory authorities which, if implemented, would have a material effect on our liquidity, capital resources, or results of operations.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART I. FINANCIAL INFORMATION
ITEM 3  CONTROLS  AND  PROCEDURES


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

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

PART II.  OTHER  INFORMATION


ITEM 1.   LEGAL  PROCEEDINGS

          None.

ITEM 2.   UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

          None.

ITEM 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          None.

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

ITEM 5.   OTHER  INFORMATION

          None.

ITEM 6.   EXHIBITS

          Exhibit  Number  Description

          3.1 Articles of Incorporation of Freedom Bancshares, Inc. (filed as Exhibit to the Company's registration statement on Form SB-2 filed on March 31, 2003, as amended (the "SB-2), and incorporated herein by reference).
          3.2 Bylaws of Freedom Bancshares, Inc. (filed as Exhibit 3.2 to the SB-2 and incorporated herein by reference).
          31.1 Certification  of  the  Chief Executive Officer, pursuant to Rule
               15d-14(a)  under  the  Securities  Exchange  Act  of  1934.
          31.2 Certification  of  the  Chief Financial Officer, pursuant to Rule
               15d-14(a)  under  the  Securities  Exchange  Act  of  1934.
          32.1 Certification  of  Chief Executive Officer, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Rule 15d-14(b) under the Securities Exchange Act of 1934.
          32.2 Certification  of  Chief Financial Officer, pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Rule 15d-14(b) under the Securities Exchange Act of 1934.


         None.

                            FREEDOM BANCSHARES, INC.
                                 AND SUBSIDIARY

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Freedom  Bancshares,  Inc.
                              (Registrant)

November  12,  2004                    /S/  Vincent  D.  Cater
                              President  and  Chief  Executive  Officer
                              (Principal  Executive  Officer)


November  12,  2004                    /s/  Clyde  A.  McArthur
                              Chief  Financial  Officer
                              (Principal  Accounting  Officer)