Form 10KSB
period 2004-12-31
FREEDOM BANCSHARES INC
filed 2005-03-31
CIK 1216997

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For fiscal year ended DECEMBER 31, 2004
                           -----------------

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to
                                    -------------    ---------------

     Commission file number
                            -------------

                            FREEDOM BANCSHARES, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

                GEORGIA                                  06-1671382
----------------------------------------  --------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


    3165 MAYSVILLE ROAD, COMMERCE, GA                       30529
----------------------------------------  --------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)


Securities registered pursuant to Section 12(b) of the Act:     NONE.

Securities registered pursuant to Section 12(g) of the Act:     NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been
     subject to such filing requirements for past 90 days.   Yes [X]  No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,539,753

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $7,754,248 BASED ON 738,495 SHARES AT $10.50 PER SHARE.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 947,789 SHARES AS OF MARCH 25, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

NONE.

     Transitional Small Business Disclosure format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                     PAGE
                                                                    NUMBER
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
  ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . .     1
  ITEM 2.   DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . .    15
  ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . .    15
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . .    15

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
  ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
            SECURITIES . . . . . . . . . . . . . . . . . . . . . . .    15
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . .    16
  ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . .    30
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON . . . .    30
            ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . .    30
  ITEM 8B.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .    31

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31
  ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . .    31
  ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .    33
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND         35
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .    37
  ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K. . . . . . . . .    38
  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . .    38

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Various matters discussed in this Annual Report on Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Freedom Bancshares, Inc. (the "Company") or Freedom Bank (the "Bank") to be materially different from the results described in such forward-looking statements.

     Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     - the inability of the Bank to achieve and maintain regulatory capital standards;

     -    changes in the legislative and regulatory environment;

     - the effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

     - the effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

     All forward-looking statements attributable to the Company or the Bank are expressly qualified in their entirety by these cautionary statements. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                            FREEDOM BANCSHARES, INC.

     The Company is a Georgia corporation that was incorporated on January 17, 2003 to organize and serve as the holding company for The Bank, a state-chartered bank organized under Georgia law. The Bank is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. We believe that local ownership and control allows the Bank to serve customers more efficiently and will aid in our growth and success. The Bank emphasizes real estate lending, taking advantage of the population growth of Jackson County, and aggressively markets to small- to medium-sized businesses, professional concerns, and individual consumers that may be currently underserved.

                                  FREEDOM BANK

GENERAL

     The Bank focuses on community involvement and personal service while providing customers with the financial sophistication and products typically offered by a larger bank. The Bank's lending services emphasize real estate related loans and include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. The Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. We also provide additional services like ATM cards, debit cards, travelers' checks, direct deposit, automatic transfers, and Internet banking. We offer our services through a variety of delivery systems including full and limited service office locations, automated teller machines and telephone banking.

PHILOSOPHY  AND  STRATEGY

     The Bank operates as a full-service community bank offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors.

     To carry out our philosophy, our business strategy involves the following:

          - capitalizing on the directors' and officers' diverse community involvement, professional expertise and personal and business contacts within our primary service area;

          - hiring and retaining highly experienced and qualified banking personnel;

          - providing individualized attention with consistent local decision-making authority;

          - utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

          - a highly visible and accessible main office in close proximity to a concentration of the targeted commercial businesses and professionals;

          - growing our customer base by offering competitive interest rates on our deposit accounts; and

          -    implementing an aggressive marketing program.

MARKET OPPORTUNITIES

     PRIMARY SERVICE AREA. The Bank's primary service area consists of Jackson and Banks counties in Northeast Georgia. We draw most of our customer deposits and conduct most of our lending transactions from and within this primary service area.

     Our primary service area represents a diverse market with a growing population and economy. Our primary service area has grown steadily throughout the last decade. This population growth has attracted many businesses to the area and has led to growth in the local service economy. Although we cannot be certain, we expect this trend to continue.

LENDING SERVICES

     LENDING POLICY. We place primary emphasis on real estate related loans in order to take advantage of the population growth in our primary service area. We also offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns and consumer loans to individuals. We compete for these loans with well-established financial institutions in our primary service area which possess greater resources and lending limits. As a result, we occasionally have to offer more flexible pricing and terms to attract borrowers.

     The Bank's loan portfolio is comprised of the following:

LOAN CATEGORY                                        RATIO
-------------                                        -----
Real estate related loans . . . . . . . . . . . . .           88.77%
  Commercial real estate. . . . . . . . . . . . . .  53.33%
  Construction and development. . . . . . . . . . .  28.01%
  Residential real estate . . . . . . . . . . . . .   7.43%
Commercial loans. . . . . . . . . . . . . . . . . .            7.74%
Consumer loans. . . . . . . . . . . . . . . . . . .            3.49%

     Based on our past lending experience, we believe that, when properly managed and monitored, none of these categories represents a significantly higher risk than another.

     LOAN APPROVAL AND REVIEW. The Bank's loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, either an officer with a higher lending limit or the Bank's loan committee determines whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

     LENDING LIMITS. The Bank's lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

          -    15% of the Bank's capital and surplus; or

          - 25% of the Bank's capital and surplus if the amount that exceeds 15% is secured by good collateral and other ample security.

     Among other reasons, these legal limits increase or decrease as the Bank's capital increases or decreases as a result of earnings or losses.

     CREDIT RISKS. The creditworthiness of the borrower is the principal economic risk associated with all loans made by the Bank. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

     The well-established financial institutions in the Jackson County market are likely to make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank's commercial loans are made to small- to medium-sized businesses that may be less able than larger borrowers to withstand competitive, economic and financial pressures.

     REAL ESTATE LOANS. The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as principal collateral, but excludes home equity loans which are classified as consumer loans.

          CONSTRUCTION AND DEVELOPMENT LOANS. We make construction and development loans, both on a pre-sold and a speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months with interest paid quarterly. The ratio of the loan principal to the value of the collateral, as established by independent appraisal, typically will not exceed 80% for residential loans and 75% for commercial loans. Speculative loans are based on the borrower's financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job-creation trends.

          COMMERCIAL REAL ESTATE. Commercial real estate loan terms are generally limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 36 months. The Bank generally charges an origination fee of one percent. We attempt to reduce credit risk by emphasizing loans on multi-family and tenant-occupied properties where the ratio of the loan principal to the value of the collateral, as established by independent appraisal, does not exceed 75% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, the Bank generally requires personal guarantees from the principal owners of the property, supported by a review by the Bank's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job-creation trends, tenant vacancy rates, and the quality of the borrower's management. The Bank limits its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis. In addition, three of our directors are experienced in the acquisition, development and management of commercial real estate and draw from their experience to assist in evaluating potential commercial real estate loans.

          RESIDENTIAL REAL ESTATE. The Bank's residential real estate loans consist primarily of residential second mortgage loans, residential construction loans and short-term mortgages on 1-4 family residences. All loans are made in accordance with the Bank's appraisal policy with the ratio of the loan principal to the value of collateral, as established by independent appraisal, not exceeding 80% unless the borrower has private mortgage insurance. We expect these loan-to-value ratios to sufficiently compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

     COMMERCIAL LOANS. The target commercial loan market is retail establishments and small- to medium-sized businesses with annual sales between $500,000 and $5 million. The terms of these loans vary by purpose and by type of underlying collateral, if any. Commercial loans are primarily underwritten on the basis of the borrower's ability to service the loan from income. The Bank typically makes equipment loans for a term of five years or less, at fixed or variable rates, with the loan fully amortized over the term. Equipment loans are generally secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees from the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management, its ability to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services, and its ability to effectively respond to such changes are significant factors in determining a commercial borrower's creditworthiness.

     CONSUMER LOANS. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. The amortization of second mortgages generally does not exceed 10 years, and rates are generally not fixed for over 36 months. Repayment of consumer loans depends upon the borrower's financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loans are generally amortized over the useful lives of the assets securing the loans. To minimize the risk that borrowers cannot afford monthly payments, all fixed monthly obligations of borrowers generally do not exceed 40% of their gross monthly income. Borrowers are also expected to have been continuously employed for at least 12 months prior to obtaining the loan. A loan officer reviews each loan applicant's past credit history, past income level, debt history and, when applicable, cash flow and determines the impact of all of these factors on the borrower's ability to make future payments as agreed, prior to approving each loan request.

INVESTMENTS

     In addition to loans, the Bank makes other investments, primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The investment/asset-liability committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank's policy as set by the board of directors.

ASSET AND LIABILITY MANAGEMENT

     The Investment/Asset-Liability Committee, through the Bank's management, manages the Bank's assets and liabilities. Assets and liabilities are managed with the goals of providing stable, optimized net interest margin, adequate liquidity, and a profitable after-tax return on assets and return on equity. This management function is conducted within framework of written loan and investment policies adopted by the Bank.

DEPOSIT SERVICES

     The Bank seeks to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, NOW accounts, and a variety of certificates of deposit and IRA accounts. To attract deposits, the Bank employs an aggressive marketing plan in its overall service area and features a broad product line and competitive rates and services. Our primary sources of deposits are residents of, and businesses and their employees located in, the Bank's primary service area. The Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and through advertisements published in the local media.

OTHER BANKING SERVICES

     Other banking services include cashier's checks, travelers' checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, ATM cards and debit cards. The Bank is associated with a nationwide network of automated teller machines for our customers' use. We do not charge our customers for the use of these automated teller machines since we have so few of our own ATMs. However, other financial institutions may charge our customers for the use of these machines. We also offer MasterCard(R) and VISA(R) credit card services through a correspondent bank as an agent for the Bank. The Bank does not exercise trust powers. In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Georgia Department of Banking and Finance (the "GDBF").

EMPLOYEES

     The Bank has 16 full-time equivalent employees. We do not expect the Company to have any employees who are not also employees of the Bank.

                           SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

FREEDOM BANCSHARES, INC.

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 (the "BHC Act"). As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company located in Georgia, the GDBF also regulates and monitors all significant aspects of the Company's operations.

     ACQUISITIONS OF BANKS. The BHC Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    acquiring all or substantially all of the assets of any bank; or

     -    merging or consolidating with any other bank holding company.

     Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the BHC Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Securities Act of 1934 (the "Exchange Act"); or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is not registered under Section 12 of the Exchange Act. The regulations also provide a procedure for challenging the rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the BHC Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

     -    banking or managing or controlling banks; and

     - any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    factoring accounts receivable;

     - making, acquiring, brokering or servicing loans and usual related activities;

     -    leasing personal or real property;

     - operating a non-bank depository institution, such as a savings association;

     -    trust company functions;

     -    financial and investment advisory activities;

     -    conducting discount securities brokerage activities;

     - underwriting and dealing in government obligations and money market instruments;

     - providing specified management consulting and counseling activities;

     - performing selected data processing services and support services;

     - acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    performing selected insurance underwriting activities.

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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

     -    lending, trust and other banking activities;

     - insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    providing financial, investment, or advisory services;

     - issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    underwriting, dealing in or making a market in securities;

     - other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    merchant banking through securities or insurance affiliates; and

     -    insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after the Bank's deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

FREEDOM BANK

     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

     Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the Federal Deposit Insurance Corporation (the "FDIC") and the GDBF. The FDIC and the GDBF regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

     PROMPT CORRECTIVE ACTION. The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, the Bank qualified for the well-capitalized category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and on the Company. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     - federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency (the "OCC") issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the OCC preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

     The deposit operations of the Bank are subject to:

     - the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the Company) and the FDIC (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At

December 31, 2004 the Bank's ratio of total capital to risk-weighted assets was 18.6% and our ratio of Tier 1 Capital to risk-weighted assets was 17.4%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 16.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     The GDBF also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2004, the Bank could not pay cash dividends without prior regulatory approval.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     -    a bank's loans or extensions of credit to affiliates;

     -    a bank's investment in affiliates;

     - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

     - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the "FAIR Act"), amending the federal Fair Credit Reporting Act (the "FCRA"). These amendments to the FCRA (the "FCRA Amendments") became effective in 2004.

     The FCRA Amendments include, among other things:

          - requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

          - consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

          - for entities that furnish information to consumer reporting agencies (which would include the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

          - a requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on the Company.

ANTI-TERRORISM AND MONEY LAUNDERING LEGISLATION

     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "USA PATRIOT Act"), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the "OFAC"). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

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

EFFECT OF GOVERNMENTAL MONETARY POLICIES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.     DESCRIPTION OF PROPERTY

     The Bank's main office is located at 3165 Maysville Road in Commerce, Georgia. The facility is a one-story brick building with traditional bank architecture consisting of 6,500 square feet of temperature-controlled area, three drive-up enclosures and an automated teller machine. We also operate a limited service Loan Production Office at 167 Lee Street in Jefferson, Georgia, which opened on May 1, 2004. This facility is rented on a month-to-month basis and is part of a strip office building.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

     On March 25, 2005, the Company had 490 shareholders of record who owned an aggregate of 947,789 shares.

     The Company has paid no dividends on its common stock since its organization. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Part I-Item 1. Description of Business-Supervision and Regulation-Payment of Dividends."

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

     Through our subsidiary, Freedom Bank of Georgia we operate a community-oriented commercial and retail banking business focused on serving the banking needs of individuals and small to medium-sized businesses. Since opening, we have grown rapidly, which is not unusual for new banks in Georgia.

     This discussion describes our results of operations for 2004 and also analyzes our financial condition as of December 31, 2003 and 2004. Banking operations did not commence until February 17, 2004, therefore any comparison of operating results for prior periods would not be meaningful.

     Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

     We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2004 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a discussion and tabular illustration of our interest rate sensitivity under "Asset/Liability Management." Finally, we have included a number of tables along with this discussion that provide details about our securities, our loans, and our deposits.

     There are risks inherent in all loans; therefore, we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

     In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

     This discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

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

     We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

EXECUTIVE SUMMARY

     Freedom Bancshares is a Georgia corporation that was incorporated on January 17, 2003 to organize and serve as the holding company for Freedom Bank of Georgia, a state-chartered bank organized under Georgia law. Freedom Bank opened for business on February 17, 2004 as a full service commercial bank dedicated to providing superior customer service to the individuals and businesses in our market area. Our primary market area is Jackson and Banks Counties. Our secondary market area consists of all counties contiguous to Jackson and Banks Counties.

     Our ownership consists of over 490 primarily local shareholders. We believe that local ownership and control allows us to emphasize the needs of our local communities while delivering products and services tailored to local needs. The Bank emphasizes real estate lending to take advantage of the population growth in our market areas. We aggressively market our products and services to small- to medium-sized businesses, professional concerns and individual consumers.

     Our 2004 results were highlighted by the commencement of banking operations in a temporary facility on February 17, by the establishment of a Loan Production Office in Jefferson, Georgia, in May, and by our move from our temporary facility to our permanent office in Commerce, Georgia in November. Our growth exceeded our most optimistic projections and we finished 2004 with over $50,000,000 in assets.

     We gather most of our deposits from our primary market area. We use these deposits, the proceeds from our initial stock offering, and various alternative funding sources, consisting primarily of advances from the Federal Home Loan Bank of Atlanta to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income primarily from deposit services. Our principal non-interest expenses include employee compensation and benefits, occupancy and equipment related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our industry.

     For the year ended December 31, 2004, we reported a consolidated net loss of $(1,056,791) compared to a net loss of $(647,607) for the year ended December 31, 2003. Based upon the average number of shares outstanding or 928,706, the loss per share was $(1.14) for the year 2004. For the year 2003 we computed the net loss per share using the minimum number of common shares (800,000) that was required upon the completion of the successful offering, resulting in a loss per share of $(0.81), During 2004 we funded our provision for loan losses commensurate with the growth in our loan portfolio. Our operating expenses increased substantially in 2004 as a result of commencing banking operations. See "Results of Operations" in this discussion for more details as to the factors, which affect our performance.

CRITICAL  ACCOUNTING  POLICIES

     We have adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company's significant accounting policies are described in Note 2 to the Company's consolidated financial statements as of and for the year ended December 31, 2004. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions. Management believes that the allowance for loan losses is the most critical accounting policy upon which the Company's financial condition depends. The allowance for loan losses involves the most complex and subjective decisions and assessments that management must make.

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

FINANCIAL CONDITION AT DECEMBER 31, 2003 AND 2004

OVERVIEW

     As of December 31, 2004, total assets were $50,305,391, deposits totaled $39,208,783 and Federal Home Loan advances totaled $3,700,000. Our deposits, the Federal Home Loan Bank advances and the proceeds of our initial public offering of $9,174,032, net of offering expenses were invested primarily in loans ($34,334,122), net of loan loss provision and deferred fees, securities ($8,768,221), overnight funds sold ($2,067,254) and fixed assets ($2,142,519).
We expect that loan and deposit growth will be significant during the coming year. This expected growth is not uncommon for de novo banks.

DECEMBER 31, 2003

     As of December 31, 2003, we were still in the organizational stage. We commenced our banking operations on February 17, 2004. From January 17, 2003 to February 17, 2004, we were engaged in activities involving the formation of the Company, selling the common stock, and obtaining necessary regulatory approvals to commence operations. The balance sheet consisted primarily of the proceeds of our initial common stock sale and an investment in land located in Commerce, Georgia which we subsequently used as the site for our Main Office facility.

DECEMBER 31, 2004

INTEREST-EARNING ASSETS

     In banking, the predominant interest-earning assets are loans and securities. The proportion of interest earning assets to total assets measures the effectiveness of management's efforts to invest available funds into the most profitable interest-earning assets. The following discussion focuses on loans, the related allowance for loan losses, and securities.

     LOANS. The amount of loans outstanding as of December 31, 2004 is shown in the following table according to the type of loan.

Category                   Dollars (in Thousands)   Percent of
--------                   -----------------------  ----------
                                                       Total
                                                       -----
Construction loans         $                9,762       28.01%
Other real estate loans                    21,175       60.75%
Commercial loans                            2,696        7.74%
Other loans                                 1,219        3.50%
                           -----------------------  ----------
  Gross loans                              34,852      100.00%
                                                    ==========
Less deferred loan fees                        (3)
Allowance for loan losses                    (515)
                           -----------------------
  Net loans                $               34,334
                           =======================

     We have 88.76% of our loan portfolio collateralized by real estate. This is in keeping with our philosophy of concentrating on real estate collateralized loans. A breakdown of our real estate loan portfolio is as follows: Our construction and land development loans, which comprise 28.01% of the loan portfolio, consists of loans primarily collateralized by one to four family residential properties. Other real estate loans comprise 60.75% of the loan portfolio. We generally require that loans collateralized by real estate not exceed customary collateral values.

     The remaining 11.24% of the loan portfolio consists of commercial and consumer loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

     The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable.

     We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of borrowers and monitoring the borrowers' financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 25% of the Bank's statutory capital and surplus, or $1,675,000 as of December 31, 2004.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     Total loans as of December 31, 2004 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

Category                               Dollars (in Thousands)
--------                               -----------------------
Construction loans
  One year or less                     $                 9,762
  After one year through five years                          0
  After five years                                           0
                                       -----------------------
                                       $                 9,762
Other real estate loans
  One year or less                     $                18,631
  After one year through five years                      2,544
  After five years                                           0
                                       -----------------------
                                       $                21,175

Commercial loans
  One year or less                     $                 2,084
  After one year through five years                        612
  After five years                                           0
                                       -----------------------
                                       $                 2,696

Consumer and other loans
    One year or less                   $                   541
    After one year through five years                      678
    After five years                                         0
                                       -----------------------
                                       $                 1,219

Gross loans                            $                34,852
                                       =======================

     The following table summarizes loans at December 31, 2004 with the due dates after one year that have predetermined and floating or adjustable interest rates.

                                   Dollars (in Thousands)
Predetermined fixed rates          $                3,019
Floating or adjustable rate loans                   8,007
                                   ----------------------
                                   $               11,026
                                   ======================

RISK ELEMENTS OF THE LOAN PORTFOLIO

     Each loan carries a degree of credit risk. Management's evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company's financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.

     In the table below is a listing of certain risk elements in our loan portfolio. It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. The collection of interest becomes doubtful when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected unless the loan is both well-secured and in the process of collection.

     Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention have not been included in the table below and do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which we are aware of any information that causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Information with respect to nonaccrual, past due and restructured loans as of December 31, 2004 is as follows:

                                                                                  Dollars
                                                                              (in Thousands)
Nonaccrual loans                                                              $             0
Loans contractually past due ninety days or more as to interest or principal                0
    payments and still accruing
Restructured loans                                                                          0
Loans, now current about which there are serious doubts as to the ability                   0
    of the borrower to comply with loan repayment terms
Interest income that would have been recorded on nonaccrual and restructured                0
    loans under original terms
Interest income that was recorded on nonaccrual and restructured loans                      0

ALLOWANCE FOR LOAN LOSSES

     In making our risk evaluation and establishing an allowance level that we believe is adequate to absorb probable losses in the portfolio, we consider various sources of information. Some of the more important sources include our ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses, which must be charged off, and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Finally, we retain internal and external credit reviews to perform independent reviews of the risk management process, adequacy of loan documentation and the risk ratings and appropriateness of the level of Allowance for Loan Losses. Due to limited loan loss experience, reserves are established based on a predetermined factor.

     In evaluating the allowance, we consider the historical loan loss experience of similar banking organizations, the amount of past due and nonperforming loans, current and anticipated economic conditions, loan policy requirements and other appropriate information.

     The provision for loan losses charged to expense was $515,000 in 2004. The amount provided was due primarily to the growth of the portfolio. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. Our evaluation considers the credit quality of our loan portfolio, underlying collateral values, and current economic conditions that may affect the borrower's ability to repay. As of December 31, 2004, we had no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans was 1.48%.

     As of December 31, 2004, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

        Percent of loans in
Loan Category      Dollars (in Thousands)   each category to total loans
-------------      -----------------------  -----------------------------
Construction       $                   154                         28.01%
Other Real Estate                      301                         60.75%
Commercial                              42                          7.74%
Other Loans                             18                          3.50%
                   -----------------------  -----------------------------
    Total Loans    $                   515                        100.00%
                   =======================  =============================

SUMMARY OF LOAN LOSS EXPERIENCE

     The following table summarizes average loan balances for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

                                                                                         2004
                                                                                (Dollars in Thousands)

Average amount of loans outstanding (since February 17, 2004)                   $               20,374
Balance of allowance for loan losses at beginning of period                                          -
Loans charged off                                                                                    -
Loans recovered                                                                                      -
Net charge-offs                                                                                      -
Additions to the allowance charged to operating expense during period           $                  515
Balance of allowance for loan losses at end of period                           $                  515
Ratio of net loans charged off during the period to average loans outstanding                        0%

SECURITIES

     The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

                                   December 31, 2004
                                (Dollars in Thousands)
Debt securities:
    U.S. Agency securities      $                 2,536
    Mortgage backed securities                    6,232
                                $                 8,768
                                =======================

MATURITIES

     All debt securities have a contractual maturity date of after one to twenty years. The weighted average yield of these securities is 3.83%.

INTEREST-BEARING LIABILITIES

     Our primary source of funds is deposits. We offer an attractive selection of deposit products with competitive interest rates and we emphasize quality customer service. These factors have helped us to attract significant local deposits. Emphasis has been placed upon attracting both commercial and consumer deposits. We intend to continue to expand our local deposit base as one component of our asset funding strategy. We also access other deposit markets, including out of market deposits, when the local market does not provide sufficient funds to meet our loan demand. We also have access to "brokered" deposit markets but as of December 31, 2004 we had not accessed the "brokered" deposit market.

     The Bank is a member of the Federal Home Loan Bank of Atlanta, and we are eligible to receive advances from the Federal Home Loan Bank of Atlanta subject to prior approval of each advance. At December 31, 2004, we had $3,700,000 in advances outstanding and access to additional advances of $3,693,628. We use these Federal Home Loan Bank of Atlanta advances for both short and long term funding needs.

     Additionally, we have Federal funds lines with correspondent banks totaling $5,400,000. We utilize these lines for short term liquidity needs, generally for 7 days or less. We had no borrowings outstanding on these lines at December 31, 2004.

DEPOSITS

     Average non-interest bearing deposits in 2004 accounted for 6.58% of average total deposits. We aggressively market our non-interest bearing deposit products, but these types of deposits are typically a smaller percentage of a new bank's deposit base than they are for established banks.

     Below is a table that summarizes our deposit base for the year ended 2004. Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of operations is presented below.(1)

Category                                                               Percentage
                                              Dollars (in Thousands)   of Deposits   Rates Paid

Noninterest-bearing demand deposits           $                 1,223         5.70%
Interest-bearing demand deposits and savings                    5,918        27.58%        1.66%
Time deposits                                                  14,319        66.72%        2.87%
                                              -----------------------  ------------
    Total deposits                            $                21,460       100.00%
                                              =======================  ============

(1) Average balances were determined using the daily average balances during the year for the period from February 17, 2004, date of commencement of banking operations, to December 31, 2004.

     The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2004 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through twelve months, and (3) over twelve months.

                                         Dollars (in Thousands)
Three months or less                     $                 1,722
Over three months through twelve months                    4,049
Over twelve months                                         6,208
                                         -----------------------
    Total                                $                11,979
                                         =======================

OTHER FUNDING SOURCES

     At December 31 we had the following Federal Home Loan Bank of Atlanta advances outstanding.

   Amount      Maturity Date       Current Rate
-------------  ------------------  -------------
$2,000,000.00  September 22, 2006          3.04%
 1,700,000.00  December 31, 2005           2.44%
-------------
$3,700,000.00
=============

LIQUIDITY, CAPITAL AND STOCKHOLDERS' EQUITY

     The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A company may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective.
The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

     Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

     Our liquidity and capital resources are monitored on a periodic basis by management and regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity is considered satisfactory.

     At December 31, 2004, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our shareholders' equity increased from $7,166,334 at December 31, 2003 to $7,279,243 at December 31, 2004 due to
the proceeds from the sale of common stock of $1,200,900 offset by a net loss of $1,056,791 and unrealized losses on securities available for sale of $31,200 which has been recorded as a component of accumulated other comprehensive loss in stockholders' equity.

     In the future, the primary source of funds available to the Company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank's regulatory agency. Currently, no dividends can be paid by the Bank to the Company without regulatory approval.

     The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of December 31, 2004 are as follows:

                            Bank Capital Percentages   Regulatory Requirements
Leverage Capital Ratio                         15.20%                     5.00%
Risk-based Capital Ratios:
    Core Capital                               17.40%                     6.00%
Total Capital                                  18.60%                    10.00%

     These ratios will decline as asset growth continues, but are expected to exceed the regulatory minimum requirements.

     We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

     Management is not aware of any known trends, events or uncertainties other than those discussed above that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

RETURN ON ASSETS AND STOCKHOLDERS' EQUITY

     The following rate of return information for the year indicated is presented below.

                              2004
                            --------
Return on assets (1)         (3.61)%
Return on equity (2)        (15.60)%
Dividend payout ratio (3)      0.00%
Equity to assets ratio (4)    23.10%

(1) Net loss divided by average total assets.
(2) Net loss divided by average equity.
(3) Dividends declared per share of common stock divided by net loss per share.
(4) Average equity divided by average total assets.

OFF-BALANCE-SHEET ARRANGEMENTS

     Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2004, we had issued commitments to extend credit of $6,639,409 through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

     If needed, we have the ability on a short-term basis to borrow and purchase Federal Funds from other financial institutions. At December 31, 2004, we had arrangements with correspondent banks for advances of up to $5,400,000.

ASSET/LIABILITY MANAGEMENT

     Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. Our management's overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

     Our asset/liability mix is monitored monthly by management using various financial reports, including a simple interest rate "gap" report. This report matches interest rate sensitive assets with interest sensitive liabilities in an attempt to measure on a basic level what impact rising or falling interest rates will have on the Bank's Income Statement over time. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

     A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate on a quarterly basis how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as "interest rate caps and floors") that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

     Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management's intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

     At December 31, 2004, our cumulative one-year interest rate-sensitivity gap ratio was 1.39%. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

     The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2004, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

                                                                         After One
                                                          After Three    Year but
                                                Within    Months but      Within     After
                                                 Three    Within One       Five      Five   Cumulative
                                                Months       Year          Years     Years    Totals
Interest-earning assets:
  Balances with other banks                     $ 3,762             0            0       0        3,762
  Securities                                        498             0        1,742   6,528        8,768
  Loans                                          27,057         4,072        3,723       0       34,852
                                                -------  -------------  -----------  -----  -----------
    Total Assets                                $31,317         4,072        5,465   6,528  $    47,382
                                                -------  -------------  -----------  -----  -----------
Interest-bearing liabilities:
  Demand deposits and savings                     8,107             0            0       0        8,107
  Time deposits                                   2,338        11,339       14,847       0       28,524
  FHLB Advances                                   1,700             0        2,000       0        3,700
                                                -------  -------------  -----------  -----  -----------
    Total Liabilities                           $12,145  $     11,339   $   16,847       0  $    40,331
                                                -------  -------------  -----------  -----  -----------

Interest rate sensitivity gap                   $19,172         7,267      (11,382)  6,528        7,051
Cumulative interest rate sensitivity gap         19,172        11,905          523   7,051        7,051
Interest rate sensitivity gap ratio                2.58           .31          .32       -         1.17
Cumulative interest rate sensitivity gap ratio     2.58          1.51         1.01    1.17         1.17

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

     For the year ended December 31, 2004, we reported a consolidated net loss of $1,056,791 compared to a net loss of $647,607 for the year ended December 31, 2003. Based upon the average number of shares outstanding during 2004 (928,706) our net loss per share was $1.14 for the year 2004. Based on the minimum number of shares required for a successful stock offering during 2003 (800,000) the loss per share was $.81 for the year 2003.

NET INTEREST INCOME

     Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

     The net yield on average interest-earning assets during the period from February 17, 2004, the date we commenced banking operations, to December 31, 2004 (the "Operational Period") was 4.38%. Average loans were $20,274,070, average securities were $4,590,858, and average federal funds sold were $2,680,482. Average interest-bearing liabilities were $20,906,151. During the Operational Period, the rate earned on average interest-earning assets was 6.29%, and the rate paid on average interest-bearing liabilities was 2.53%, resulting in a net interest spread of 3.76%.

     The following table sets forth the amount of our interest income and interest expense for each category of average interest-earning assets and average interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets (dollars in thousands).

Category                                       Average Balances (1)   Income/Expense   Yields/Rates
Cash and due from banks                        $                692   $             -             -%
Interest-bearing balances with other banks                    2,680                30          1.26%
Taxable securities at fair value                              4,591               156          3.89%
Loans (2)                                                    20,274             1,329          7.50%
Allowance for loan losses                                      (293)                -             -%
Other assets                                                  1,399                 -             -%
                                               ---------------------
Total assets                                   $             29,343
                                               =====================

Total interest-bearing assets                  $             27,545   $         1,515          6.29%

Non-interest bearing demand                    $              1,223   $             -             -%
Interest-bearing demand and savings                           5,918                86          1.67%
Time deposits                                                14,319               357          1.25%
                                               ---------------------
  Total deposits                               $             21,460   $           443
                                               =====================

Other interest-bearing liabilities             $                669   $            17          2.98%
Other liabilities                                               441                 -             -%
Stockholders' equity                                          6,773                               -%
Total liabilities and equity                                 29,343                 -
                                               =====================  ---------------
Total interest-bearing liabilities             $             20,906   $           460          2.53%
                                               =====================  ===============
Net interest income                                                   $         1,055
                                                                      ===============
Net interest spread                                                                            3.76%
                                                                                       =============
Net yield on average interest-earning assets                                                   4.38%
                                                                                       =============

(1) Average balances were determined using the daily average balances during the period from February 17, 2004, date of commencement of banking operations, to December 31, 2004, for each category. Yields/rates were determined by annualizing the income/expense for each category.
(2) Income on loans includes $986,000 in interest and $343,000 in fees.

RATE AND VOLUME ANALYSIS OF INTEREST INCOME AND INTEREST EXPENSE

     Because we commenced our banking operations in 2004, the change in net interest income from banking operations is all due to volume. Therefore, a rate and volume analysis table is not presented.

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

     The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon management's estimated range of those losses. Actual losses for these loans may vary significantly from this estimate.

     The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management's estimation of potential future losses based on an evaluation of the risk in the loan portfolio.

     There were no loan charge-offs and recoveries during 2004.   Management
feels the allowance for loan losses is adequate to absorb future loses which may exist in the loan portfolio.

     For a more detailed discussion of changes in the allowance for loan losses, risk elements and general credit quality, see "Allowance for Loan Losses" earlier in this discussion. The future level of the allowance and provision for loan losses will reflect management's ongoing evaluation of credit risk, based on established internal policies and practices.

NONINTEREST INCOME

     Other operating income consists primarily of service charges on deposit accounts and other miscellaneous income. Other operating income totaled $25,128 in 2004. There were no amounts of other income recorded during 2003.

NONINTEREST EXPENSE

     The main components of noninterest expense are salaries and employee benefits, occupancy and equipment expenses, and other noninterest expense. Total noninterest expenses were $1,628,835 in 2004 and $655,908 in 2003. The reason for the significant increase in 2004 over 2003 was due to commencing banking operations on February 17, 2004.

     Total salaries and benefits increased $497,622 to $941,745 in 2004 from $444,123 in 2003. The increase in salaries and employee benefits during 2004 resulted primarily from the increase in the number of employees needed to commence banking operations. As of December 31, 2004, we had 16 full-time equivalent employees.

     Occupancy and equipment expenses increased $125,417 to $148,335 in 2004 from 22,918 in 2003. These increases were due to establishing our initial banking facilities in Commerce and Jefferson, Georgia and to occupying a permanent banking facility in Commerce in November, 2004. In 2005, we expect that occupancy and equipment expenses will increase due to the costs of associated with our new Commerce facility and to additions of additional offices.

     Other noninterest expenses increased in $349,888 to $538,755 in 2004 from $188,867 in 2003. The increase in 2004 was due to higher expenses associated with commencing operations and the general growth of the Company.

INCOME TAX

     We have not recorded income taxes due to cumulative operating losses incurred to date. At December 31, 2004, we have available a net operating loss carryforward of approximately $1,084,000 for federal income tax purposes. If unused, the carryforward will expire beginning 2022.

EFFECTS OF INFLATION AND CHANGING PRICES

     The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see "Asset/Liability Management."

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


ITEM 8A.     CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 15d-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     Our management, including the chief executive officer and chief financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

     There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B.     OTHER INFORMATION

     There has been no occurrence requiring a response to this Item.


                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding the directors and executive officers of the Company. All of the directors of the Company also serve as directors of the Bank. Directors of the Bank serve for a term of one year and are elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers will be appointed by and hold office at the will of its board of directors.

     The following table sets forth for each director and executive officer of the Company: (1) his name and age at December 31, 2004; (2) the year he was first elected as a director of the Company; (3) his position with the Company other than as a director; and (4) his other business experience for the past five years.

                              DIRECTOR  POSITION(S) WITH THE COMPANY
NAME (AGE)                     SINCE    AND BUSINESS EXPERIENCE
----------------------------  --------  -------------------------------------------------------

R.S. (Steve) Adams, Sr. (60)      2003  Director; President of Seydel-Woolley Co, Inc.,
                                        manufacturer of specialty chemicals.

W. Keith Ariail (52)              2003  Director; Co-owner of McDonald Ace Hardware.

Claude P. Brown (46)              2003  Director; Co-owner of Brown Brothers Enterprises,
                                        Inc.; Owner of Hyman Brown Insurance Agency.

Vincent D. Cater (61)             2003  Chief Executive Officer, President and Director of the
                                        Company and the Bank; former President and CEO of
                                        United Americas Bank, NA.

Harold C. Davis (57)              2003  Director; President and CEO of H.D. Michael
                                        Company, a residential development company.


                              DIRECTOR  POSITION(S) WITH THE COMPANY
NAME (AGE)                     SINCE    AND BUSINESS EXPERIENCE
----------------------------  --------  -------------------------------------------------------

Thomas H. Hardy (41)              2003  Director; Owner of Hardy Development, a residential
                                        development company.

Clyde A. McArthur (48)             N/A  Chief Financial Officer; previously CFO of Georgia
                                        Bancshares, Inc, and The Bank of Georgia, Peachtree
                                        City, GA.

James S. Purcell (41)             2003  Executive Vice President and Director of the Company
                                        and the Bank; previously Executive Vice President of
                                        Community Bank & Trust.

Verlin L. Reece (53)              2003  Director; Owner of Quality Foods, real estate investor.


Donald S. Shubert (52)            2003  Director; CPA; Partner and principal in Shubert &
                                        Sikes, P.C.

Ronald R. Silva, Jr. (46)         2003  Director; Executive Vice President of the Company and
                                        the Bank, previously Executive Vice President of
                                        Community Bank & Trust.

Harold L. Swindell (65)           2003  Chairman, Board of Directors; Retired Banker.

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

AUDIT AND COMPLIANCE COMMITTEE

     The Board of Directors has established an Audit and Compliance Committee, which recommends to the Board of Directors the independent public accountants to be selected to audit the Company's annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion. The Audit and Compliance Committee is also responsible for overseeing compliance with the Community Reinvestment Act. The Board of Directors has not adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2004, the Audit and Compliance Committee held six meetings.

     The Audit and Compliance Committee members are Keith Ariail (chairman), Donald Shubert, Verlin Reece and Harold Swindell. The Board of Directors has determined that Donald Shubert is an "audit committee financial expert" as defined under applicable Securities and Exchange Commission regulations. Mr. Shubert is an "independent director" as defined by NASDAQ listing standards which the Securities Exchange Commission has incorporated by regulation.

CODE OF ETHICS

     The Company has adopted a Code of Ethics applicable to all directors, officers and employees. A copy of the Code of Ethics may be obtained, without charge, upon written request addressed to Freedom

Bancshares, Inc., 3165 Maysville Road, Commerce, Georgia 30529, Attn: Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company's Corporate Secretary at (706) 423-2500.


ITEM  10.     EXECUTIVE  COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table presents the total compensation the Company paid during fiscal year 2004 to its chief executive officer and president and its executive vice presidents. No other executive officers of the Company earned over $100,000 in salary and bonus during fiscal year 2004.

                                       Annual Compensation          Long-Term Compensation
                                -------------------------------  ----------------------------
                                                      Other      Number of
                                                     Annual      Securities     All Other
                                 Salary   Bonus   Compensation   Underlying  Compensation (1)
Name and Position         Year    ($)      ($)         ($)        Options          ($)
---------------------------------------------------------------------------------------------

Vincent D. Cater          2004   135,000       0      7,800 (2)      25,000                 0
President and CEO

James S. Purcell          2004   116,500       0      7,800 (2)      20,000                 0
Executive Vice President

Ronald R. Silva, Jr       2004   104,544       0      7,150 (2)      20,000                 0

(1) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.
(2)  Amount reflects automobile allowance for 2004.

EMPLOYMENT AGREEMENTS

     VINCENT D. CATER. We have entered into a three-year employment agreement with Vincent D. Cater regarding Mr. Cater's employment as president and chief executive officer of the Company and the Bank. Under the terms of the agreement, Mr. Cater will receive a base salary of $135,000 per year. Mr. Cater is also eligible to receive incentive compensation in an amount equal to up to 50% of the base salary amount based upon performance goals as established by the board of directors. The Bank will also provide Mr. Cater with other customary benefits such as disability, health and life insurance, membership fees to a country club and an automobile allowance.

     We will be obligated to pay Mr. Cater his base salary for the greater of the remaining term of the agreement or six months if Mr. Cater is terminated without cause. In the event that Mr. Cater becomes permanently disabled, we will be obligated to pay Mr. Cater his base salary for six months, or until he begins receiving payments under our long-term disability plan, whichever occurs first.

     The agreement also generally provides that, for a period of 12 months following the termination of Mr. Cater's employment, he will not compete with the Bank in the banking business nor solicit our customers nor our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply if Mr. Cater terminates his employment with or without cause or in connection with a change in control, or if we terminate his employment with or without cause.

     Additionally, upon a change of control of the Company, Mr. Cater will be entitled to a lump sum severance payment equal to the amount of his base salary that would be payable over the remaining term of the agreement or 12 months, whichever period is greater, if Mr. Cater terminates his employment for cause or if the Company or its successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

     At the end of the initial three-year term of Mr. Cater's agreement, the agreement will be extended for an additional 12 months, so that the unexpired term is always 12 months, unless either of the parties to the agreement gives notice of his or its intent not to extend the agreement.

     JAMES S. PURCELL. We have entered into a three-year employment agreement with James S. Purcell regarding Mr. Purcell's employment as executive vice president and chief lending officer of the Company and the Bank. Under the terms of the agreement, Mr. Purcell will receive a base salary of $116,500 per year. Mr. Purcell is also eligible to receive incentive compensation in an amount equal to up to fifty percent of the base salary amount based upon performance goals as established by the board of directors. The Bank will also provide Mr. Purcell with other customary benefits such as disability, health and life insurance and an automobile allowance.

     We will be obligated to pay Mr. Purcell his base salary for the greater of the remaining term of the agreement or six months if Mr. Purcell is terminated without cause. In the event that Mr. Purcell becomes permanently disabled, we will be obligated to pay Mr. Purcell his base salary for six months, or until he begins receiving payments under our long-term disability plan, whichever occurs first.

     The agreement also generally provides that, for a period of 12 months following the termination of Mr. Purcell's employment, he will not compete with the Bank in the banking business nor solicit our customers nor our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply if Mr. Purcell terminates his employment with or without cause or in connection with a change in control, or if we terminate his employment with or without cause.

     Additionally, upon a change of control of the Company, Mr. Purcell will be entitled to a lump sum severance payment equal to the amount of his base salary that would be payable over the remaining term of the agreement or 12 months, whichever period is greater, if Mr. Purcell terminates his employment for cause or if the Company or its successor terminates his employment other than for cause. Cause for terminating employment is defined in the agreement.

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

OPTION GRANTS IN FISCAL YEAR 2004

     The following table sets forth information at December 31, 2004, and for the fiscal year then ended, concerning stock options granted to the executive officers listed below. The listed executive officers did not exercise any options to purchase common stock of the Company during 2004. We have not granted any stock appreciation rights, restricted stock or stock incentives other than stock options.

                                         Percent of
                         Number of     Total Options      Weighted
                        Securities       Granted to        Average
                        Underlying      Employees in   Exercise Price
NAME                  Options Granted   Fiscal Year       Per Share      Expiration Date
--------------------  ---------------  --------------  ---------------  -----------------
Vincent D. Cater               25,000          26.65%  $         10.10  February 17, 2014
James S. Purcell               20,000          21.32%  $         10.00  February 17, 2014
Ronald R. Silva, Jr.           20,000          21.32%  $         10.13  February 17, 2014
Clyde A. McArthur              10,000          10.67%  $         10.25  February 17, 2014

OPTIONS EXERCISED IN FISCAL YEAR 2004

     No options were exercised by our named executive officers in fiscal year 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table shows the number of shares underlying stock options held by the executive officers named in the summary compensation table. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Bank's common stock.

                                                       Number of Securities     Value of Unexercised In-the-
                                                      Underlying Unexercised         Money Options at
                                                      Options at December 31,        December 31, 2004
                                                              2004
                                                     -------------------------------------------------------
                          Shares
                         Acquired         Value
Name                  on Exercise (#)  Realized ($)  Exercisable  Unexercisable  Exercisable   Unexercisable
------------------------------------------------------------------------------------------------------------
Vincent D. Cater                    0             0            0         25,000  $          0  $      10,000
James S. Purcell                    0             0            0         20,000  $          0  $      10,000
Ronald R. Silva, Jr.                0             0            0         20,000  $          0  $       7,400
Clyde A. McArthur                   0             0            0         10,000  $          0  $       2,500

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table shows how much of our common stock was owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock as of December 31, 2004.

                               NUMBER    PERCENT
NAME                          OF SHARES  OF CLASS  NATURE OF BENEFICIAL OWNERSHIP
----------------------------  ---------  --------  --------------------------------------------------------------

R.S. (STEVE) ADAMS, SR.          44,320       4.6  Consists of  (a) 2,100 shares held by Mr. Adams;
Organizing Director                                (b) 30,500 shares held jointly with Mr. Adams' spouse,
                                                   children and grandchildren as to which voting and
                                                   investment power is shared; (c) 640 shares held by spouse
                                                   in 401(k); and (d) 11,080 shares that Mr. Adams has the
                                                   right to acquire by exercising a warrant.

W. KEITH ARIAIL                  18,667       2.0  Consists of (a) 14,000 shares held jointly with Mr. Ariail's
Organizing Director                                spouse and stepson as to which voting and investment
                                                   power is shared; and (b) 4,667 shares that Mr. Ariail has
                                                   the right to acquire by exercising a warrant.

CLAUDE P. BROWN                  24,533       2.6  Consists of (a) 17,400 shares held by Mr. Brown; (b) 1,000
Organizing Director                                shares held jointly with Mr. Brown's daughters as to which voting and investment power is shared; and (c) 6,133
                                                   shares that Mr. Brown has the right to acquire by
                                                   exercising a warrant.

VINCENT D. CATER                 16,333       1.7  Consists of (a) 3,500 shares held by Mr. Cater; (b) 2,500
Organizing Director                                shares held jointly with Mr. Cater's spouse as to which
                                                   voting and investment power is shared; (c) 2,000 shares
                                                   that Mr. Cater has the right to acquire by exercising a
                                                   warrant; and (d) 8,333 shares that Mr. Cater has the right to acquire by exercising options.

HAROLD C. DAVIS                  40,000       4.2  Consists of (a) 30,000 shares held by Mr. Davis; and. (b)
Organizing Director                                10,000 shares that Mr. Davis has the right to acquire by
                                                   exercising a warrant.

THOMAS H. HARDY                  27,167       2.8  Consists of (a) 20,500 shares held by Mr. Hardy; and (b)
Organizing Director                                6,667 shares that Mr. Hardy has the right to acquire by
                                                   exercising a warrant.

CLYDE A. MCARTHUR                 6,333       0.7  Consists of (a) 3,000 shares held by Mr. McArthur; and (b)
                                                   3,333 shares that Mr. McArthur has the right to acquire by exercising options.

JAMES S. PURCELL                 27,134       2.8  Consists of (a) 12,200 shares held by Mr. Purcell; (b) 2,434
Organizing Director                                shares held jointly with Mr. Purcell's former spouse and
                                                   children as to which voting and investment power is
                                                   shared; (c) 5,833 shares that Mr. Purcell has the right to acquire by exercising a warrant; and (d) 6,667 shares that
                                                   Mr. Purcell has the right to acquire by exercising options.

VERLIN L. REECE                  44,000       4.6  Consists of (a) 32,000 shares held by Mr. Reece; (b) 1,000
Organizing Director                                shares held by Mr. Reece as custodian for his children; and
                                                   (c) 11,000 shares that Mr. Reece has the right to acquire by exercising a warrant.

DONALD S. SHUBERT                14,667       1.5  Consists of (a) 11,000 shares held by Mr. Shubert; and (b)
Organizing Director                                3,667 shares that Mr. Shubert has the right to acquire by
                                                   exercising a warrant.


                                Number   Percent
NAME                          of Shares  of Class  Nature of Beneficial Ownership
----------------------------  ---------  --------  --------------------------------------------------------------

RONALD R. SILVA, JR.             31,667       3.3  Consists of (a) 25,000 shares held by Mr. Silva; and (b)
Director                                           6,667 shares that Mr. Silva has the right to acquire by
                                                   exercising options.


HAROLD L. SWINDELL                3,167      0.33  Consists of (a) 500 shares held by Mr. Swindell; (b)
Organizing Director                                167 shares that Mr. Swindell has the right to acquire by
                                                   exercising a warrant; and (c) 2,500 shares that Mr. Swindell has the right to acquire by exercising options.

ALL ORGANIZERS, DIRECTORS
AND EXECUTIVE OFFICERS AS A
GROUP (12 PERSONS)              297,988      28.7
                                         ========

     The following table sets forth information regarding the Company's equity compensation plans under which shares of the Company's common stock are authorized for issuance. The only equity compensation plan maintained by the Company is the Freedom Bancshares, Inc. 2003 Stock Incentive Plan.

                                                                                            Number of shares
                                                                                        remaining available for
                              Number of securities to be   Weighted-average exercise   future issuance under the
                                issued upon exercise of             price of                 Plan (excludes
                                  outstanding options         outstanding options         outstanding options)
                              ---------------------------  --------------------------  --------------------------

Equity compensation plans                         93,800   $                    10.10                      66,200
approved by security holders

Equity compensation plans                      184,140(1)  $                    10.00                           0
not approved by security
holders

Total                                      ___277,940___                 ___$10.03___                      66,200

____________________

(1) Each of our organizing directors devoted substantial time and effort to the activities necessary to organize the Company and the Bank. Additionally, each of them agreed to guarantee indebtedness of the Company. In consideration of these efforts and in recognition of their financial risks, each of our organizing directors received a warrant to purchase a number of shares of common stock equal to the number of shares he or she purchased in the offering, an aggregate maximum of 184,140 shares.

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

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

3.1      Articles of Incorporation +
3.2      Bylaws +
4.1      Specimen Common Stock Certificate +
4.2      Form of Freedom Bancshares, Inc. Organizers' Warrant Agreement +
10.1     Freedom Bancshares, Inc. 2003 Stock Incentive Plan +
10.2     Employment Agreement by and between Freedom Bank (In Organization), Freedom
         Bancshares, Inc. and Vincent D. Cater ++
10.3     Employment Agreement by and between Freedom Bank (In Organization), Freedom
         Bancshares, Inc. and James S. Purcell +
13.1     Freedom Bancshares, Inc. Consolidated Financial Statements
21.1     Subsidiary of the Company
31.1     Certification of Chief Executive Officer
31.2     Certification of Chief Financial Officer
32.1     Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

_________________________
+    Previously filed as an exhibit to the Registration Statement on Form
     SB-2 (Registration Statement 333-102971) filed with the SEC on February 5, 2003 and incorporated by reference.
++ Previously filed as an exhibit to the Annual Report on Form 10-KSB filed with the SEC on March 30, 2004 (File No. 333-102971).

(b)    Reports on Form 8-K filed in the fourth quarter of 2004:  None.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.

CATEGORY                                   2004     2003
--------                                 -------  -------
Audit Fees . . . . . . . . . . . . . . . $ 7,391  $12,850
Audit Related Fees (1) . . . . . . . . .   4,376        0
Tax Fees (2) . . . . . . . . . . . . . .   1,000    1,500
All Other Fees . . . . . . . . . . . . .       0        0
                                         -------  -------
Total. . . . . . . . . . . . . . . . . . $12,767  $14,350
                                         =======  =======

____________________________________
(1) Assistance with preparation of quarterly SEC filings.
(2) Preparation of federal and state income tax returns.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FREEDOM BANCSHARES, INC.


                                     By:   /s/ Vincent D. Cater
                                        ----------------------------------------
                                           Vincent D. Cater
                                           President and Chief Executive Officer


                                     Date: March 30, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                   DATE
-----------------------  ----------------------------  --------------


/s/ R.S. Adams Sr.       Director                      March 30, 2005
-----------------------
R.S. (Steve) Adams, Sr.



/s/ W. Keith Ariail      Director                      March 30, 2005
-----------------------
W. Keith Ariail


/s/ Claude P. Brown
-----------------------
Claude P. Brown          Director                      March 30, 2005



/s/ Vincent D. Cater     President, Chief Executive    March 30, 2005
-----------------------  Officer and Director
Vincent D. Cater*



/s/ Harold C. Davis      Director                      March 30, 2005
-----------------------
Harold C. Davis

SIGNATURE                           TITLE                   DATE
-----------------------  ----------------------------  --------------



/s/ Thomas H. Hardy      Director                      March 30, 2005
-----------------------
Thomas H. Hardy


/s/ Clyde A. McArthur    Chief Financial Officer       March 30, 2005
-----------------------
Clyde A. McArthur**



/s/ James S. Purcell     Director                      March 30, 2005
-----------------------
James S. Purcell



/s/ Verlin L. Reece      Director                      March 30, 2005
-----------------------
Verlin L. Reece



/s/ Donald S. Shubert    Director                      March 30, 2005
-----------------------
Donald S. Shubert



/s/ Ronald R. Silva, Jr.  Executive Vice President and
------------------------  Director                     March 30, 2005
Ronald R. Silva, Jr.



/s/ Harold L. Swindell    Director                     March 30, 2005
-----------------------
Harold L. Swindell

_____________________________
 *  Principal executive officer.
**  Principal financial and accounting officer.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

3.1      Articles of Incorporation +
3.2      Bylaws +
4.1      Specimen Common Stock Certificate +
4.2      Form of Freedom Bancshares, Inc. Organizers' Warrant Agreement +
10.1     Freedom Bancshares, Inc. 2003 Stock Incentive Plan +
10.2     Employment Agreement by and between Freedom Bank (In Organization), Freedom
         Bancshares, Inc. and Vincent D. Cater ++
10.3     Employment Agreement by and between Freedom Bank (In Organization), Freedom
         Bancshares, Inc. and James S. Purcell +
13.1     Freedom Bancshares, Inc.  consolidated Financial Statements
21.1     Subsidiary of the Company
31.1     Certification of Chief Executive Officer
31.2     Certification of Chief Financial Officer
32.1     Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

_________________________
+    Previously filed as an exhibit to the Registration Statement on Form
     SB-2 (Registration Statement 333-102971) filed with the SEC on February 5, 2003 and incorporated by reference.
++ Previously filed as an exhibit to the Annual Report on Form 10-KSB filed with the SEC on March 30, 2004 (File No. 333-102971).