Form 10QSB
period 2005-03-31
FREEDOM BANCSHARES INC
filed 2005-05-16
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number: 333-102971

Freedom Bancshares, Inc.
(Exact name of small business issuer as specified in its charter)

Georgia	06-1671382
(State of Incorporation)	(IRS Employer Identification No.)

3165 Maysville Road, Commerce, GA 30529
(Address of principal executive offices)

(706) 423-2500
(Issuer’s telephone number)

N/A
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

YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of

May 13, 2005: 947,789 shares outstanding, $1.00 par value

Transitional Small Business Disclosure Format Yes ☐ No ☒

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004
(Unaudited)

Assets	2005	2004

Cash and due from banks-noninterest bearing	$1,577,715	$646,307
Cash and due from banks-interest bearing	147,002	1,695,094
Federal funds sold	2,898,968	2,067,254
Total cash and cash equivalents	4,623,685	4,408,655

Securities available-for-sale, at fair value	12,656,208	8,768,221

Loans	41,796,900	34,849,122
Less allowance for loan losses	(605,000)	(515,000)
Loans, net	41,191,900	34,334,122

Property and equipment, net	2,421,606	2,142,519
Federal Home Loan Bank Stock	303,200	249,200
Interest receivable	415,486	334,032
Other assets	196,991	68,642
	$61,809,076	$50,305,391

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$2,021,074	$2,577,646
Interest-bearing	48,043,759	36,631,137
Total deposits	50,064,833	39,208,783

Other borrowings	4,500,000	3,700,000

Interest payable	88,128	49,813
Other liabiliites	107,967	67,552
Total liabilities	54,760,928	43,026,148

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $1.00 par value, 10,000,000 shares authorized;
947,789 and 947,789 shares issued and outstanding
at March 31, 2004 and December 31, 2004, respectively	947,789	947,789
Paid-in capital	8,226,243	8,226,243
Accumulated deficit	(1,960,619)	(1,863,589)
Accumulated other comprehensive income	(165,264)	(31,200)
Total stockholders' equity	7,048,148	7,279,243
	$61,809,076	$50,305,391

See Notes to Consolidated Financial Statements

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.    Financial Information
Item 1.   Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004
Interest income
Loans	$675,155	$75,637
Taxable securities	106,443	-
Federal funds sold	10,965	14,306
	792,563	89,943
Interest expense
Deposits	291,009	5,218
Other borrowings	31,897	-
Total interest expense	322,906	5,218

Net interest income (expense)	469,657	84,725
Provsion for loan losses	95,000	100,000
Net interest income (expense)
after provision for loan losses	374,657	(15,275)

Other income
Service charges on deposit accounts	11,670	140
Other operating income	12,116	723
Total other income	23,786	863

Other expenses
Salaries and other employee benefits	279,479	168,952
Occupancy and equipment expenses	66,192	18,212
Data processing	43,283	14,280
Legal and professional fees	26,435	2,479
Advertising and public relations	21,369	14,223
Regulatory fees and assessments	5,374	5,150
Other operating expenses	53,342	75,977
Total other expenses	495,474	299,273

Loss before income taxes	(97,030)	(313,685)

Income tax expense	-	-
Net loss	(97,030)	(313,685)

Other comprehensive loss

Unrealized losses on securities available-
for-sale arising during the period, net of tax	(134,064)	-
Comprehensive loss	$(231,094)	$(313,685)

Basic losses per share	$(0.10)	$(0.35)
Diluted losses per share	$(0.10)	$(0.35)

Cash dividends per share	$-	$-

See Notes to Consolidated Financial Statements

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.    Financial Information
Item 1.   Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net loss	$(97,030)	$(313,685)
Adjustments to reconcile net loss to net cash
used in operating activites:
Amortiztion and accretion on Securities	3,098	-
Depreciation	34,770	8,383
Provision for loan losses	90,000	100,000
Increase in interest receivable	(81,454)	(21,874)
Increase in interest payable	38,315	2,652
Increase (Decrease) in accounts payable and accruals	40,414	(37,163)
Increase in other assets	(38,973)	(122,920)
Net cash used in operating activities	(10,860)	(384,607)

INVESTING ACTIVITIES
Purchases of securities available for sale	(4,375,792)	(1,632,634)
Payments received on securities	261,267	-
Net increase in loans	(6,947,778)	(6,298,963)
Purchases of premises and equipment	(313,857)	(134,730)
Purchases of premises and equipment	(54,000)	-
Net cash used in investing activities	(11,430,160)	(8,066,327)

FINANCING ACTIVITES
Net increase in deposits	10,856,050	6,336,576
Proceeds from FHLB advances	800,000	-
Proceeds from sale of common stock	-	1,153,250
Net cash provided by financing activities	11,656,050	7,489,826
Net decrease in cash and cash equivalents	215,030	(961,108)
Cash and cash equivalents at beginning of period	4,408,655	6,864,347
Cash and cash equivalents at end of period	$4,623,685	$5,903,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$284,591	$2,566
See Notes to Consolidated Financial Statements

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.    Financial Information
Item 1.   Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2004.

NOTE 2.	SUMMARY OF ORGANIZATION

Freedom Bancshares, Inc., Commerce, Georgia (the “Company”), is a one-bank holding company with respect to its subsidiary bank, Freedom Bank of Georgia, Commerce, Georgia (the “Bank”). Prior to the Company’s incorporation on January 17, 2003, a group of organizers formed FB Investors, LLC (the “LLC”) to facilitate in the initial process of organizing and forming both the Company and the Bank. Although the LLC was officially organized November 12, 2002, it had commenced operations on October 2, 2002, the date of inception. On January 24, 2003, the LLC’s Board of Directors assigned and transferred all of the assets and liabilities of the LLC to the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by the LLC from inception, October 2, 2002, have been transferred to the Company.

The Company’s articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock (“Common Stock”). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of March 31, 2005, there were 947,789 shares of the Company’s Common Stock issued and outstanding.

The Company’s articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock (“Preferred Stock”). The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of March 31, 2005, no shares of the Company’s Preferred Stock were issued or outstanding.

In connection with the Company’s formation and Offering, 184,140 stock warrants were awarded to the Company’s organizers. Each warrant entitles its owner to purchase one share of Common Stock for a price of $10.00. The warrants vest in one-third annual increments over a three-year period beginning on the one-year anniversary of the date that the Company first issued its common stock. Warrants are exercisable for a period of no more than ten years from February 17, 2004, or no more than ninety days after a warrant holder ceases to be either a director or senior executive of the Company, whichever period is shorter.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.    Financial Information
Item 1.   Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

The Company originally reserved up to 80,000 shares of Common Stock for issuance under a stock incentive option plan. On May 20, 2004 the shareholders of the Company approved an amendment to the stock incentive option plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company’s Personnel and Compensation Committee (the “Committee”). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of March 31, 2005, the Company had 93,800 options outstanding.

The Company ceased to be a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it commenced principal operations on February 17, 2004.

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity (deficit) and net income (loss). Actual results may differ significantly from those estimates. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At March 31, 2005 and December 31, 2004, cash and cash equivalents amounted to $4,623,685 and $4,408,655, respectively.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at March 31, 2005 and December 31, 2004.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event the future tax consequences of difference between the financial reporting bases and the tax bases of the assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.    Financial Information
Item 1.   Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretation, in accounting for its proposed options and warrants rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). APB 25 provides that the compensation expense relative to the Company’s options and warrants is measured based on the intrinsic value of the option/warrant. SFAS 123 requires companies that continue to follow APB 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS 123. The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2005	2004

Net loss, as reported	$(97,030)	$(313,865)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(119,946)	-

Pro forma net loss	$(216,976)	$(313,865)
Losses per share:
Basic - as reported	$(0.10)	$(0.35)
Basic - pro forma	$(0.21)	$(0.35)
Diluted - as reported	$(0.10)	$(0.35)
Diluted - pro forma	$(0.21)	$(0.35)

Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows from pre-operating activities by adjusting for the effects of short-term assets and liabilities.

NOTE 4.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (FAS 123(R)), Share-Based Payment. FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. FAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” FAS 123(R) does not address the accounting for employee share ownership plans, which are subject to AICPA SOP 93-6, Employers’ Accounting for Employee Stock Ownership Plans. Public entities that file as small business issuers will be required to apply FAS 123(R) in the first interim or annual reporting period that begins after December 15, 2005.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.    Financial Information
Item 1.   Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

In March 2005, the Securities and Exchange Commission’s (SEC or Commission) Office of the Chief Accountant and its Division of Corporation Finance announced the release of Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment,” in response to frequently asked questions and to provide the SEC staff’s views regarding the application of FAS 123(R). SAB 107 provides interpretive guidance related to the interaction between FAS 123(R) and certain SEC rules and regulations; addresses the staff’s views on the subject of valuation of share-based payment transactions for public companies; and reiterates the importance of disclosures related to share-based payment transactions in the consolidated financial statements filed with the SEC.

NOTE 5.	LOSSES PER SHARE

Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. Weighted average shares outstanding and potential common shares for the three months ended March 31, 2005 and March 31, 2004 were 1,009,580 and 907,406, respectively.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.    Financial Information
Item 2.   Management's Discussion and Analysis
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•
general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements as of and for the year ended December 31, 2004. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions. Management believes that the allowance for loan losses is the most critical accounting policy upon which the Company’s financial condition depends. The allowance for loan losses involves the most complex and subjective decisions and assessments that management must make.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.    Financial Information
Item 2.   Management's Discussion and Analysis

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information of similar banks to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

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

Deferred Income Taxes: Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies.

    The operating results of the Company and its subsidiary are included in consolidated income tax returns.

Overview

On February 17, 2004, we opened for business in a temporary facility at 3165 Maysville Road, Commerce, Georgia. We subsequently broke ground for construction of our permanent facility, which we opened on November 22, 2004. This facility is a 6,350-square-foot, full-service banking facility.

After receiving approval from the Georgia Department of Banking and Finance, on May 1, 2004 we opened a Loan Production Office in Jefferson, Georgia at 167 Lee Street. During the fourth quarter of 2004, we applied for and received permission from our regulators to replace this office with a full service branch facility to be located at 1057 Winder Highway in Jefferson. During the first quarter of 2005 we renovated a leased facility at that address to serve as our branch office. Subsequently, on April 18, 2005 we closed the office at 167 Lee Street and opened for business at 1057 Winder Highway.

Financial Condition

At March 31, 2005, total assets of Freedom Bancshares, Inc. were $61,809,076. Deposits at March 31, 2005 totaled $50,064,833. At March 31, 2005, loans totaled $41,796,900; securities totaled $12,656,208; and federal funds sold totaled $2,898,968. At March 31, 2005, other borrowings totaled $4,500,000. Other borrowings consist solely of advances from the Federal Home Loan Bank of Atlanta.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.    Financial Information
Item 2.   Management's Discussion and Analysis

Investment securities available-for-sale totaled $12,656,208 at March 31, 2005. These investments consisted of $3,084,295 in US agency securities and $9,571,913 in mortgage-backed securities issued by government or government-backed agencies. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at March 31, 2005.

Gross loans totaled $41,796,900 at March 31, 2005. Net loans totaled $41,191,900 at March 31, 2005. The majority of our loans are secured by real estate. Balances within the major loan categories as of March 31, 2005 were as follows:

Composition of Loan Portfolio
March 31, 2005

Category	Amount	Percent of Total
Construction loans	$13,218,923	31.6%
Other real estate loans	23,572,311	56.4%
Commercial loans	3,531,183	8.5%
Other loans	1,474,483	3.5%
	$41,796,900	100%
Allowance for loan losses	(605,000)
	$41,191,900

We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2005.

Our total equity was $7,048,148 at March 31, 2005. Equity consisted of proceeds of our stock offering, which closed in 2004, of $9,477,890 which were offset by offering expenses of $303,859; an accumulated deficit at December 31, 2004 of $(1,863,589); a net loss for the three months ended March 31, 2005 of $(97,030); and a decrease in market value of securities available-for-sale of $(165,264).

Results of Operations for the Three Months Ended March 31, 2005 and 2004

The results of operations are determined by our ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for us to become profitable, we must increase the amount of earning assets so that net interest income along with non-interest income will be sufficient to cover normal operating expenses incurred in a banking operation and the Bank’s provision for loan losses.

We commenced banking operations on February 17, 2004, when our subsidiary, Freedom Bank of Georgia, opened in a temporary facility at 3165 Maysville Road in Commerce, Georgia. Accordingly, comparing results of operations for the three-month periods ended March 31, 2005 with the three-month period ended March 31, 2004 could be misleading because one period (March 31, 2005) encompasses an entire quarter of banking operations while the other (March 31, 2004) does not.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.    Financial Information
Item 2.   Management's Discussion and Analysis

Net loss for the three-month period ended March 31, 2005 amounted to $(97,030), or $(.10) per share, or $(.10) per diluted share. Net loss for the three-month period ended March 31, 2004 amounted to $(313,685), or $(.35) per share, or $(.35) per diluted share. Following is a brief discussion concerning our operational results for the three-month periods ended March 31, 2005 and March 31, 2004.

a.
Interest income, which represents interest received on interest earning assets, was $792,563 for the three-month period ended March 31, 2005 and $89,943 for the three-month period ended March 31, 2004. The cost of funds, which represents interest paid on deposits and borrowings, was $322,906 for the three-month period ended March 31, 2005 and $5,218 for the three-month period ended March 31, 2004.

Annualized net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 3.79% during the three-month period ended March 31, 2005.

(Dollars in thousands)
Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost
Federal Funds Sold	$1,637	$11	2.45%
Securities	10,710	107	4.07%
Loans	38,107	675	7.19%
Total	$50,454	$793	6.37%
Transactional Accounts	$1,461	$4	1.22%
Savings	7,211	33	1.89%
CDs	32,092	253	3.20%
Other Borrowings	3,788	32	3.41%
Total	$44,552	$323	2.90%
Net interest income		$470
Net yield on earning assets			3.79%

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 3.56% during the three-month period ended March 31, 2004.

(Dollars in thousands)
Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost
Federal Funds Sold	$5,744	$14.97%
Securities	216	-	-%
Loans	3,603	76	8.44%
Total	$9,563	$90	3.76%
Transactional Accounts	$852	$2.94%
Savings	20	0.98%
CDs	969	3	1.24%
Other Borrowings	0	0.00%
Total	$1,841	$5	1.09%
Net interest income		$85
Net yield on earning assets			3.56%

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.    Financial Information
Item 2.   Management's Discussion and Analysis

b.
For the three-month period ended March 31, 2005, non-interest income amounted to $23,786, or .16% of average assets. For the three-month period ended March 31, 2004, non-interest income amounted to $863 or .03% of average assets. Because the Bank is in a growth mode, it prices its services very competitively in order to grow deposits.

c.
During the three-month period ended March 31, 2005, the provision for loan losses was $95,000. We had net charge-offs of $5,000 for the period ended March 31, 2005. During the three-month period ended March 31, 2004, the provision for loan losses was $100,000. The allowance for loan losses as a percentage of gross loans was at 1.45% on March 31, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity

Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity. The March 31, 2005 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $4.6 million, representing 7.48% of total assets.

Investment securities available-for-sale, which amounted to $12.6 million, or 20.47% of total assets at March 31, 2005, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs. At March 31, 2005 we had access to unused lines of credit totaling $5.4 million.

We draw deposits primarily from our local market area. However, when we deem it necessary and prudent we will access deposit markets other than the local market for sources of funds. These deposits can include “brokered” deposits and deposits generated from other sources, including internet sources.

Freedom Bank of Georgia is a member of the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank of Atlanta provides funds for real estate-related lending and to promote home ownership. We use advances from the Federal Home Loan Bank of Atlanta to fund loans and as a tool to manage our interest rate risk. At March 31, 2005 we had advances outstanding of $4.5 million. We had access to additional advances up to $3.7 million.

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

Capital Resources

Total shareholders’ equity decreased from $7,279,243 at December 31, 2004 to $7,048,148 at March 31, 2005. The decrease is due to a net loss for the three months ended March 31, 2005 of $(97,030) and an after-tax decrease of $(134,064) in the fair value of securities available-for-sale.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.    Financial Information
Item 2.   Management's Discussion and Analysis

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers: Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2005.

The following table summarizes our risk-based capital at March 31, 2005:

	Freedom Bank March 31, 2005	Freedom Bancshares, Inc. March 31, 2005	Minimum Regulatory Requirement
Leverage ratio	12.92%	13.79%	4.0%
Risk weighted ratio	16.36%	16.14%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. Freedom Bank’s leverage ratio of 12.92% and risk-weighted ratio of 16.36% are well above the required minimums.

Regulatory Matters

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

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.    Financial Information
Item 3.   Controls and Pocedures

As of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures.” Disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are reasonably effective.

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part II.    Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer, pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freedom Bancshares, Inc.
(Registrant)

May 13, 2005	/s/ Vincent D. Cater
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2005	/s/ Clyde A. McArthur
Chief Financial Officer
(Principal Accounting Officer)