Form 10QSB
period 2005-06-30
FREEDOM BANCSHARES INC
filed 2005-08-15
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File Number: 333-102971

Freedom Bancshares, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	06-1671382
(State of Incorporation)	(IRS Employer Identification No.)

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

YES ☒	NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of

August 12, 2005: 947,789 shares outstanding, $1.00 par value

Transitional Small Business Disclosure Format	YES ☒	NO ☐

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - June 30, 2005 and December 31, 2004

Consolidated Statements of Operations and Comprehensive Income/Loss - Three months ended June 30, 2005 and June 30, 2004 Six months ended June 30, 2005 and June 30, 2004

Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and June 30, 2004

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signature Page

Exhibit Index

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.	Financial Information
Item I.	Financial Statements

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(Unaudited)

Assets	2005	2004
Cash and due from banks-noninterest bearing	$1,987,025	$646,307
Cash and due from banks-interest bearing	137,685	1,695,094
Federal funds sold	2,492,663	2,067,254
Total cash and cash equivalents	4,617,373	4,408,655

Securities available-for-sale, at fair value	12,918,197	8,768,221

Loans	49,374,882	34,849,122
Less allowance for loan losses	(703,670)	(515,000)
Loans, net	48,671,212	34,334,122

Property and equipment, net	2,745,484	2,142,519
Federal Home Loan Bank Stock	325,700	249,200
Interest receivable	451,838	334,032
Other assets	111,587	68,642
	$69,841,391	$50,305,391

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$3,078,694	$2,577,646
Interest-bearing	54,433,423	36,631,137
Total deposits	57,512,117	39,208,783

Other borrowings	5,000,000	3,700,000

Interest payable	121,441	49,813
Other liabilities	92,491	67,552
Total liabilities	62,726,049	43,026,148

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $1.00 par value, 10,000,000 shares authorized;
947,789 and 947,789 shares issued and outstanding
at June 30, 2005 and December 31, 2004, respectively	947,789	947,789
Paid-in capital	8,226,243	8,226,243
Accumulated deficit	(2,017,830)	(1,863,589)
Accumulated other comprehensive loss	(40,860)	(31,200)
Total stockholders’ equity	7,115,342	7,279,243
	$69,841,391	$50,305,391

See Notes to Consolidated Financial Statements

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2005	2004	2005	2004
Interest income
Loans	$939,142	$282,051	$1,614,297	$357,688
Taxable securities	136,768	26,181	243,211	26,181
Federal funds sold	19,475	9,088	30,440	23,394
	1,095,385	317,320	1,887,948	407,263
Interest expense
Deposits	433,983	64,978	724,992	70,196
Other borrowings	41,233	48	72,988	48
Total interest expense	475,216	65,026	797,980	70,244

Net interest income (expense)	620,169	252,294	1,089,968	337,019
Provision for loan losses	99,000	185,000	194,000	285,000
Net interest income (expense)
after provision for loan losses	521,169	67,294	895,968	52,019

Other income
Service charges on deposit accounts	16,602	1,383	28,272	1,523
Other operating income	4,550	2,439	16,666	3,162
Total other income	21,152	3,822	44,938	4,685
Other expenses
Salaries and other employee benefits	300,925	259,069	580,404	428,021
Data processing	51,090	95,084	94,373	109,364
Advertising and public relations	22,389	10,822	43,758	25,045
Occupancy and equipment expenses	90,807	42,622	156,998	60,834
Regulatory fees and assessments	3,532	(150)	10,436	5,000
Legal and professional fees	35,227	13,000	61,662	15,479
Other operating expenses	95,703	43,764	147,515	119,741
Total other expenses	599,673	464,211	1,095,146	763,484

Loss before income taxes	(57,352)	(393,095)	(154,240)	(706,780)

Income tax expense	-	-	-	-
Net loss	(57,352)	(393,095)	(154,240)	(706,780)

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-
for-sale arising during the period, net of tax	124,404	(46,096)	(9,660)	(46,096)
Comprehensive income (loss)	$67,052	$(439,191)	$(163,900)	$(752,876)

Basic losses per share	$(0.06)	$(0.42)	$(0.16)	$(0.76)
Diluted losses per share	$(0.06)	$(0.42)	$(0.15)	$(0.76)

Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net loss	$(154,240)	$(706,780)
Adjustments to reconcile net loss to net cash
provided by/used in operating activities:
Amortization and accretion on securities	5,819	1,224
Depreciation	89,125	29,859
Provision for loan losses, net	188,670	285,000
Increase in interest receivable	(117,806)	(106,561)
Increase in interest payable	71,628	16,917
Increase (decrease) in accounts payable and accruals	24,939	(30,528)
(Increase) decrease in other assets	(42,946)	11,522
Net cash (used in) provided by operating activities	65,189	(499,347)

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(5,375,792)	(3,612,786)
Payments received on securities	1,210,337	77,740
Net increase in loans	(14,525,760)	(19,127,851)
Purchases of premises and equipment	(692,090)	(654,811)
Purchase of Federal Home Loan Bank of Atlanta Stock	(76,500)	-
Net cash used in investing activities	(19,459,805)	(23,317,708)

FINANCING ACTIVITIES
Net increase in deposits	18,303,334	18,591,239
Proceeds from FHLB advances	1,300,000	-
Proceeds from sale of common stock	-	1,200,900
Net cash provided by financing activities	19,603,334	19,792,139
Net increase (decrease) in cash and cash equivalents	208,718	(4,024,916)
Cash and cash equivalents at beginning of period	4,408,655	6,864,347
Cash and cash equivalents at end of period	$4,617,373	$2,839,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$726,352	$53,327

See Notes to Consolidated Financial Statements.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 1. Financial Statements
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2004.

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

The Company’s articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of $1.00 par value per share common stock (“Common Stock”). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of June 30, 2005, there were 947,789 shares of the Company’s Common Stock issued and outstanding.

The Company’s articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of zero par value per share preferred stock (“Preferred Stock”). The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of June 30, 2005, no shares of the Company’s Preferred Stock were issued or outstanding.

In connection with the Company’s formation and initial public offering, 184,140 stock warrants were awarded to the Company’s organizers. Each warrant entitles its owner to purchase one share of Common Stock for a price of $10.00. The warrants vest in one-third annual increments over a three-year period beginning on the one-year anniversary of the date that the Company first issued its common stock. Warrants are exercisable for a period of no more than ten years from February 17, 2004, or no more than ninety days after a warrant holder ceases to serve as a director or senior executive of the Company and the Bank, whichever period is shorter.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

The Company originally reserved up to 80,000 shares of Common Stock for issuance under a stock incentive option plan. On May 20, 2004 the shareholders of the Company approved an amendment to the stock incentive option plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company’s Personnel and Compensation Committee (the “Committee”). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of June 30, 2005, the Company had 93,800 options outstanding.

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

Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At June 30, 2005 and December 31, 2004, cash and cash equivalents amounted to $4,617,373 and $4,408,655, respectively.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at June 30, 2005 and December 31, 2004.

Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event the future tax consequences of difference between the financial reporting bases and the tax bases of the assets and liabilities result in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretation, in accounting for its proposed options and warrants rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that the compensation expense relative to the Company’s options and warrants is measured based on the intrinsic value of the option/warrant. SFAS 123 requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS 123. The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended June 30,
	2005	2004

Net loss, as reported	$(57,352)	$(393,095)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(1,072)	-
Pro forma net loss	$(58,424)	$(393,095)
Losses per share:
Basic - as reported	$(0.06)	$(0.42)
Basic - pro forma	$(0.06)	$(0.42)
Diluted - as reported	$(0.06)	$(0.42)
Diluted - pro forma	$(0.06)	$(0.42)

	Six Months Ended June 30,
	2005	2004

Net loss, as reported	$(154,240)	$(706,780)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(121,018)	-
Pro forma net loss	$(275,258)	$(706,780)
Losses per share:
Basic - as reported	$(0.16)	$(0.76)
Basic - pro forma	$(0.29)	$(0.76)
Diluted - as reported	$(0.15)	$(0.76)
Diluted - pro forma	$(0.27)	$(0.76)

Statement of Cash Flows. The statement of cash flows was prepared using the indirect method.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 4.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“FAS 123(R)”), “Share-Based Payment.” FAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. FAS 123(R) does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” FAS 123(R) does not address the accounting for employee share ownership plans, which are subject to AICPA SOP 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” Public entities that file as small business issuers will be required to apply FAS 123(R) in the first interim or annual reporting period that begins after December 15, 2005.

In March 2005, the Securities and Exchange Commission’s (“SEC” or the “Commission”) Office of the Chief Accountant and its Division of Corporation Finance announced the release of Staff Accounting Bulletin No. 107 (SAB 107), “Share-Based Payment,” in response to frequently asked questions and to provide the SEC staff’s views regarding the application of FAS 123(R). SAB 107 provides interpretive guidance related to the interaction between FAS 123(R) and certain SEC rules and regulations; addresses the staff’s views on the subject of valuation of share-based payment transactions for public companies; and reiterates the importance of disclosures related to share-based payment transactions in the consolidated financial statements filed with the SEC.

NOTE 5.	LOSSES PER SHARE

Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. Weighted average shares outstanding and potential common shares for the three months ended June 30, 2005 and June 30, 2004 were 1,040,069 and 945,439, respectively. Weighted average shares outstanding and potential common shares for the six months ended June 30, 2005 and June 30, 2004 were 1,025,095 and 926,422 respectively.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,”“would,”“could,”“will,”“expect,”“anticipate,”“believe,”“intend,”“plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

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

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

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

On July 14, 2005 we applied for permission to open a full-service branch office at 185 Oak Street, Homer, Georgia. We received approval to open this office from the Georgia Department of Banking and Finance on July 28, 2005 and from the Federal Deposit Insurance Corporation on August 2, 2005. We anticipate opening for business at this location during the fourth quarter of 2005.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

Financial Condition

At June 30, 2005, total assets of Freedom Bancshares, Inc. were $69,841,391. Deposits at June 30, 2005 totaled $57,512,117. At June 30, 2005, loans totaled $49,374,882; securities totaled $12,918,197; and federal funds sold totaled $2,492,663. At June 30, 2005, other borrowings totaled $5,000,000. Other borrowings consist solely of advances from the Federal Home Loan Bank of Atlanta.

Investment securities available-for-sale totaled $12,918,197 at June 30, 2005. These investments consisted of $3,127,525 in US agency securities and $9,790,672 in mortgage-backed securities issued by government or government-backed agencies. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at June 30, 2005.

Gross loans totaled $49,374,882 at June 30, 2005. Net loans totaled $48,671,212 at June 30, 2005. The majority of our loans are secured by real estate. Balances within the major loan categories as of June 30, 2005 were as follows:

Composition of Loan Portfolio
June 30, 2005

Category	Amount	Percent of Total

Construction loans	$ 15,685,303	31.77%
Other real estate loans	29,017,575	58.77%
Commercial loans	3,102,206	6.28%
Other loans	1,569,798	3.18%
	49,374,882	100%

Allowance for loan losses	(703,670)
	$ 48,671,212

We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2005.

Our total equity was $7,115,342 at June 30, 2005. Equity consisted of proceeds of our stock offering, which closed in 2004, of $9,477,890 which were offset by offering expenses of $303,858; an accumulated deficit at December 31, 2004 of $(1,863,589); a net loss for the six months ended June 30, 2005 of $(154,240); and a cumulative decrease in market value of securities available-for-sale of $(40,860).

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

Results of Operations for the Six Months Ended June 30, 2005 and 2004

The results of operations are determined by our ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for us to be profitable, our earning assets must be at a level so that net interest income along with non-interest income will be sufficient to cover normal operating expenses incurred in a banking operation and the Bank’s provision for loan losses.

Net loss for the six-month period ended June 30, 2005 amounted to $(154,240), or $(.16) per share, or $(.15) per diluted share. Net loss for the six-month period ended June 30, 2004 amounted to $(706,780), or $(.76) per share, or $(.76) per diluted share. Following is a brief discussion concerning our operational results for the six-month periods ended June 30, 2005 and June 30, 2004.

a.
Interest income, which represents interest received on interest earning assets, was $1,887,948 for the six-month period ended June 30, 2005 and $407,263 for the six-month period ended June 30, 2004. The cost of funds, which represents interest paid on deposits and borrowings, was $797,980 for the six-month period ended June 30, 2005 and $70,244 for the six-month period ended June 30, 2004.

Annualized net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 3.88% during the six-month period ended June 30, 2005.

	(Dollars in thousands)
Description	Avg Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal Funds Sold	$2,000	$31	3.10%
Securities	12,034	243	4.04%
Loans	42,089	1,614	7.67%
Total	$56,123	$1,888	6.73%
Transactional Accounts	$1,731	$10	1.16%
Savings	6,928	68	1.96%
CDs	37,411	647	3.46%
Other Borrowings	4,281	73	3.41%
Total	$50,351	$798	3.17%
Net interest income		$1,090
Net yield on earning assets			3.88%

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 3.56% during the six-month period ended June 30, 2004.

	(Dollars in thousands)
Description	Avg Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal Funds Sold	$4,184	$23	1.10%
Securities	1,883	26	2.76%
Loans	12,845	358	5.57%
Total	$18,912	$407	4.30%
Transactional Accounts	$1,525	$2.26%
Savings	3,050	18	1.18%
CDs	5,305	50	1.89%
Other Borrowings	18	-	2.66%
Total	$9,898	$70	1.41%
Net interest income		$337
Net yield on earning assets			3.56%

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

b.
For the six-month period ended June 30, 2005, non-interest income amounted to $44,938, or .07% of average assets. For the six-month period ended June 30, 2004, non-interest income amounted to $4,685, or .02% of average assets. Because the Bank is in a growth mode, it prices its services very competitively in order to grow deposits.

c.
During the six-month period ended June 30, 2005, the provision for loan losses was $194,000. We had net charge-offs of $5,000 for the period ended June 30, 2005. During the six-month period ended June 30, 2004, the provision for loan losses was $285,000. The allowance for loan losses as a percentage of gross loans was at 1.43% on June 30, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Results of Operations for the Three Months Ended June 30, 2005 and 2004

Net loss for the three-month period ended June 30, 2005 amounted to $(57,352), or $(.06) per share, or $(.06) per diluted share. Net loss for the three-month period ended June 30, 2004 amounted to $(393,095), or $(.42) per share, or $(.42) per diluted share. Following is a brief discussion concerning our operational results for the three-month periods ended June 30, 2005 and June 30, 2004.

d.
Interest income, which represents interest received on interest earning assets, was $1,095,385 for the three-month period ended June 30, 2005 and $317,320 for the three-month period ended June 30, 2004. The cost of funds, which represents interest paid on deposits and borrowings, was $475,216 for the three-month period ended June 30, 2005 and $65,026 for the three-month period ended June 30, 2004.

Annualized net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 4.11% during the three-month period ended June 30, 2005.

	(Dollars in thousands)
Description	Avg Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal Funds Sold	$2,236	$19	3.40%
Securities	13,522	137	4.05%
Loans	44,613	939	8.42%
Total	$60,371	$1,095	7.26%
Transactional Accounts	$2,017	$6	1.19%
Savings	6,263	35	2.24%
CDs	41,380	393	3.80%
Other Borrowings	4,635	41	3.54%
Total	$54,295	$475	3.50%
Net interest income		$620
Net yield on earning assets			4.11%

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 5.25% during the three-month period ended June 30, 2004.

	(Dollars in thousands)
Description	Avg Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal Funds Sold	$3,434	$9	1.05%
Securities	2,688	26	3.87%
Loans	13,081	282	8.62%
Total	$19,203	$317	6.60%
Transactional Accounts	$1,924	$2	0.42%
Savings	55	16	1.16%
CDs	4,946	47	3.80%
Other Borrowings	26	-	.74%
Total	$6,951	$65	3.74%
Net interest income		$252
Net yield on earning assets			5.25%

e.
For the three-month period ended June 30, 2005, non-interest income amounted to $21,152, or .13% of average assets. For the three-month period ended June 30, 2004, non-interest income amounted to $3,822, or .08% of average assets. Because the Bank is in a growth mode, it prices its services very competitively in order to grow deposits.

f.
During the three-month period ended June 30, 2005, the provision for loan losses was $99,000. We did not have any charge-offs for the three-month period ended June 30, 2005. During the three-month period ended June 30, 2004, the provision for loan losses was $185,000. The allowance for loan losses as a percentage of gross loans was at 1.43% on June 30, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Liquidity

Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity. The June 30, 2005 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $4.6 million, representing 6.61% of total assets.

Investment securities available-for-sale, which amounted to $12.9 million, or 18.50% of total assets at June 30, 2005, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs. At June 30, 2005 we had access to unused lines of credit totaling $5.4 million.

We draw deposits primarily from our local market area. However, when we deem it necessary and prudent we will access deposit markets other than the local market for sources of funds. These deposits can include “brokered” deposits and deposits generated from other sources, including internet sources.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

The Bank is a member of the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank of Atlanta provides funds for real estate-related lending and to promote home ownership. We use advances from the Federal Home Loan Bank of Atlanta to fund loans and as a tool to manage our interest rate risk. At June 30, 2005 we had advances outstanding of $5 million. We had access to additional advances up to $4.3 million.

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

Off-Balance Sheet Arrangements

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2005 we had outstanding commitments to fund loans totaling $10.1 million. These commitments consisted primarily of undisbursed construction and acquisition and development loans. In addition, we had $0.3 million outstanding in financial standby letters of credit.

We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Capital Resources

Total shareholders’ equity decreased from $7,279,243 at December 31, 2004 to $7,115,342 at June 30, 2005. The decrease is due to a net loss for the six months ended June 30, 2005 of $(154,240) and an after-tax decrease of $(9,660) in the fair value of securities available-for-sale.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 2005.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 2. Management’s Discussion and Analysis

The following table summarizes our risk-based capital at June 30, 2005:

	Freedom Bank June 30, 2005	Freedom Bancshares, Inc. June 30, 2005	Minimum Regulatory Requirement
Leverage ratio	11.56%	11.80%	4.0%
Tier 1 Risk weighted ratio	12.95%	15.20%	8.0%
Tier 2 Risk weighted ratio	14.18%	14.50%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. The Bank’s ratios are well above the required minimums.

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

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I. Financial Information
Item 3. Controls and Procedures

The Company’s Chief Financial Officer has evaluated the Company’s disclosure controls and procedures as of the end of the period reported, and concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

We held our Annual Meeting of Shareholders on May 5, 2005, where the following four directors were elected to serve a three-year term expiring at the 2008 Annual Meeting of Shareholders and upon the election and qualification of their successors: Richard S. Adams, Sr., William Keith Ariail; Claude Philip Brown and Vincent D. Cater. There were no broker votes. The votes were as follows:

	FOR	AGAINST	WITHHELD
Richard S. Adams, Sr.	492,934	0	750
William Keith Ariail	490,864	0	3000
Claude Philip Brown	492,164	0	1700
Vincent D. Cater	492,934	0	750

The terms of our Class I Directors - Harold C. Davis, Thomas H. Hardy, James S. Purcell and Verlin L. Reece - will continue until the 2007 Annual Meeting of Shareholders and upon the election and qualification of their successors. The terms of our other Class III Directors - Donald S. Shubert, Ronald R. Silva, Jr. and Harold L. Swindell - will continue until the 2006 Annual Meeting of Shareholders and upon the election and qualification of their successors.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 15d-14(b) under the Securities Exchange Act of 1934.

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Rule 15d-14(b) under the Securities Exchange Act of 1934.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freedom Bancshares, Inc.
(Registrant)

August 15, 2005	/s/ Vincent D. Cater
President and Chief Executive Officer
(Principal Executive Officer)

August 15, 2005	/s/ Clyde A. McArthur
Chief Financial Officer
(Principal Accounting Officer)