Form 10QSB
period 2005-09-30
FREEDOM BANCSHARES INC
filed 2005-11-14
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

*	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
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

YES	☒	NO	*

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-02 of the Exchange Act).

YES	*	NO	☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of

November 11, 2005: 1,218,789 shares outstanding, $1.00 par value

Transitional Small Business Disclosure Format Yes     *     No       ☒

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets - September 30, 2005 and December 31, 2004

Consolidated Statements of Operations and Comprehensive Income/Loss - Three months ended September 30, 2005 and September 30, 2004 Nine months ended September 30, 2005 and September 30, 2004

Consolidated Statements of Cash Flows - Nine months ended September 30, 2005 and September 30, 2004

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signature Page

Exhibit Index

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.	Financial Information
Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(Unaudited)

Assets	2005	2004
Cash and due from banks-noninterest bearing	$1,119,159	$646,307
Cash and due from banks-interest bearing	2,107,806	1,695,094
Federal funds sold	2,337,717	2,067,254
Total cash and cash equivalents	5,564,682	4,408,655

Securities available-for-sale, at fair value	15,789,737	8,768,221

Loans	54,356,591	34,849,122
Less allowance for loan losses	(766,528)	(515,000)
Loans, net	53,590,063	34,334,122

Property and equipment, net	2,802,290	2,142,519
Federal Home Loan Bank Stock325,700	249,200
Interest receivable	539,632	334,032
Other assets	162,098	68,642
	$78,774,202	$50,305,391

Liabilities and Stockholders’ Equity
Deposits
Noninterest-bearing	$4,353,476	$2,577,646
Interest-bearing	58,951,423	36,631,137
Total deposits	63,304,899	39,208,783

Other borrowings	5,000,000	3,700,000

Interest payable	156,995	49,813
Other liabilities	130,548	67,552
Total liabilities	68,592,442	43,026,148

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $1.00 par value, 10,000,000 shares authorized; 1,218,789 and 947,789 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1,218,789	947,789
Paid-in capital	11,071,743	8,226,243
Accumulated deficit	(1,963,515)	(1,863,589)
Accumulated other comprehensive loss	(145,257)	(31,200)
Total stockholders’ equity	10,181,760	7,279,243
	$78,774,202	$50,305,391

See Notes to Consolidated Financial Statements

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.	Financial Information
Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/LOSS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income
Loans	$1,056,021	$397,209	$2,670,318	$754,897
Taxable securities	141,067	53,143	384,278	79,324
Federal funds sold	56,307	3,342	86,747	26,736
Total interest income	1,253,395	453,694	3,141,343	860,957
Interest expense
Deposits	508,560	138,135	1,233,552	208,330
Other borrowings	43,841	1,920	116,829	1,968
Total interest expense	552,401	140,055	1,350,381	210,298

Net interest income	700,994	313,639	1,790,962	650,659
Provision for loan losses	63,350	155,000	257,350	440,000
Net interest income after provision for loan losses	637,644	158,639	1,533,612	210,659

Other income
Service charges on deposit accounts	12,871	5,515	41,143	7,038
Other operating income	7,302	3,419	23,968	6,581
Total other income	20,173	8,934	65,111	13,619
Other expenses
Salaries and other employee benefits	336,842	260,142	917,246	688,163
Data processing	58,877	33,365	153,250	142,729
Advertising and public relations	14,900	9,039	58,658	34,084
Occupancy and equipment expenses	86,953	47,378	243,951	108,212
Regulatory fees and assessments	2,474	1,378	12,910	6,378
Legal and professional fees	32,586	15,307	94,248	30,786
Other operating expenses	70,871	57,773	218,386	177,514
Total other expenses	603,503	424,382	1,698,649	1,187,866

Income (loss) before income taxes	54,314	(256,809)	(99,926)	(963,588)

Income tax expense	-	-	-	-
Net income (loss)	54,314	(256,809)	(99,926)	(963,588)

Other comprehensive income (loss)
Unrealized gains (losses) on securities available-for-sale arising during the period, net of tax	(104,397)	51,228	(114,057)	5,132
Comprehensive loss	$(50,083)	$(205,581)	$(213,983)	$(958,456)

Basic earnings (losses) per share	$0.06	$(0.25)	$(0.10)	$(1.05)
Diluted earnings (losses) per share	$0.05	$(0.25)	$(0.10)	$(1.05)

Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.	Financial Information
Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)

	2005	2004
OPERATING ACTIVITIES
Net loss	$(99,926)	$(963,588)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and accretion on securities	12,431	1,190
Depreciation	139,505	55,471
Provision for loan losses	257,350	440,000
Increase in interest receivable	(205,600)	(225,107)
Increase in interest payable	107,182	36,808
Increase in accounts payable and accruals	62,996	10,036
Increase in other assets	(17,418)	(67,840)
Net cash provided by (used in) operating activities	256,520	(713,030)

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(8,984,839)	(6,852,560)
Payments received on securities	1,760,797	183,526
Net increase in loans	(19,513,291)	(29,741,166)
Purchases of premises and equipment	(799,276)	(1,144,026)
Purchase of Federal Home Loan Bank of Atlanta Stock	(76,500)	-
Net cash used in investing activities	(27,613,109)	(37,554,226)

FINANCING ACTIVITIES
Net increase in deposits	24,096,116	31,798,405
Proceeds from FHLB advances	1,300,000	2,000,000
Proceeds from sale of common stock	3,116,500	1,200,900
Net cash provided by financing activities	28,512,616	34,999,305
Net increase (decrease) in cash and cash equivalents	1,156,027	(3,267,951)
Cash and cash equivalents at beginning of period	4,408,655	6,864,347
Cash and cash equivalents at end of period	$5,564,682	$3,596,396
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,243,199	$173,490

See Notes to Consolidated Financial Statements.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.	Financial Information
Item 1.	Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

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

Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2004.

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

The Company’s articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of $1.00 par value per share common stock (“Common Stock”). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of September 30, 2005, there were 1,218,789 shares of the Company’s Common Stock issued and outstanding.

The Company’s articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of zero par value per share preferred stock (“Preferred Stock”). The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of September 30, 2005, no shares of the Company’s Preferred Stock were issued or outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

The Company originally reserved up to 80,000 shares of Common Stock for issuance under a stock incentive option plan. On May 20, 2004 the shareholders of the Company approved an amendment to the stock incentive option plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company’s Personnel and Compensation Committee (the “Committee”). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of September 30, 2005, the Company had 93,800 options outstanding.

The Company ceased to be a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it commenced principal operations on February 17, 2004.

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and net income (loss). Actual results may differ significantly from those estimates. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At September 30, 2005 and December 31, 2004, cash and cash equivalents amounted to $5,564,682 and $4,408,655, respectively.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at September 30, 2005 and December 31, 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

Stock-Based Compensation. The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretation, in accounting for its options and warrants rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that the compensation expense relative to the Company’s options and warrants is measured based on the intrinsic value of the option/warrant. SFAS 123 requires companies that continue to follow APB 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS 123. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended September 30,
	2005	2004

Net income (loss), as reported	$54,314	$(256,809)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(279,902)	-
Pro forma net income (loss)	$(225,588)	$(256,809)
Earnings (losses) per share:
Basic - as reported	$0.06	$(0.25)
Basic - pro forma	$(0.21)	$(0.25)
Diluted - as reported	$0.05	$(0.25)
Diluted - pro forma	$(0.21)	$(0.25)

	Nine Months Ended September 30,
	2005	2004
Net loss, as reported	$(99,926)	$(963,588)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(400,920)	-
Pro forma net loss	$(500,846)	$(963,588)
Losses per share:
Basic - as reported	$(0.10)	$(1.05)
Basic - pro forma	$(0.52)	$(1.05)
Diluted - as reported	$(0.10)	$(1.05)
Diluted - pro forma	$(0.52)	$(1.05)

Statement of Cash Flows. The statement of cash flows was prepared using the indirect method.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.	Financial Information
Item 1.	Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 4.	RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 5.	EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. Weighted average shares outstanding and potential common shares for the three months ended September 30, 2005 and September 30, 2004 were 1,106,768 and 947,789, respectively. Weighted average shares outstanding and potential common shares for the nine months ended September 30, 2005 and September 30, 2004 were 989,415 and 947,789 respectively.

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

Financial Condition

At September 30, 2005, total assets of Freedom Bancshares, Inc. were $78,774,202. Deposits at September 30, 2005 totaled $63,304,899. At September 30, 2005, loans totaled $54,356,591; securities totaled $15,789,737; and federal funds sold totaled $2,337,717. At September 30, 2005, other borrowings totaled $5,000,000. Other borrowings consist solely of advances from the Federal Home Loan Bank of Atlanta.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.	Financial Information
Item 2.	Management's Discussion and Analysis

Investment securities available-for-sale totaled $15,789,737 at September 30, 2005. These investments consisted of $5,110,755 in US agency securities and $10,678,982 in mortgage-backed securities issued by government or government-backed agencies. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at September 30, 2005.

Gross loans totaled $54,356,591 at September 30, 2005. Net loans totaled $53,590,063 at September 30, 2005. The majority of our loans are secured by real estate. Balances within the major loan categories as of September 30, 2005 were as follows:

Composition of Loan Portfolio
September 30, 2005
Category	Amount	Percent of Total

Construction loans	$17,539,102	32.27%
Other real estate loans	30,713,983	56.50%
Commercial loans	4,126,325	7.59%
Other loans	1,977,181	3.64%
	54,356,591	100%
Allowance for loan losses	(766,528)
	$53,590,063

We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2005.

Our total equity was $10,181,760 at September 30, 2005. Equity consisted of proceeds of our stock offering, which closed in 2004, of $9,477,890 which were offset by offering expenses of $303,858; an accumulated deficit at December 31, 2004 of $(1,863,589); a net loss for the nine months ended September 30, 2005 of $(99,926); and a cumulative decrease in market value of securities available-for-sale, net of tax of $(145,257). In a private placement offering that began in the third quarter of 2005, we raised additional proceeds of $3,116,500 by selling 271,000 shares of common stock at $11.50 per share.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.	Financial Information
Item 2.	Management's Discussion and Analysis

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

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

Net loss for the nine-month period ended September 30, 2005 amounted to $(99,926), or $(0.10) per share, and $(0.10) per diluted share. Net loss for the nine-month period ended September 30, 2004 amounted to $(963,588), or $(1.05) per share, and $(1.05) per diluted share. Following is a brief discussion concerning our operational results for the nine-month periods ended September 30, 2005 and September 30, 2004.

a.
Interest income, which represents interest received on interest earning assets, was $3,141,343 for the nine-month period ended September 30, 2005 and $860,957 for the nine-month period ended September 30, 2004. The cost of funds, which represents interest paid on deposits and borrowings, was $1,350,381 for the nine-month period ended September 30, 2005 and $210,298 for the nine-month period ended September 30, 2004.

Annualized net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 3.87% during the nine-month period ended September 30, 2005.

	(Dollars in thousands)
Description	Avg Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds sold	$3,619	$87	3.20%
Securities	12,902	384	3.97%
Loans	45,180	2,670	7.88%
Total	$61,701	$3,141	6.79%
Transactional accounts	$1,803	$16	1.21%
Savings	6,900	103	1.99%
CDs	41,235	1,114	3.60%
Other borrowings	4,524	117	3.44%
Total	$54, 462	$1,350	3.31%
Net interest income		$1,791
Net yield on earning assets			3.87%

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 4.03% during the nine-month period ended September 30, 2004.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.	Financial Information
Item 2.	Management's Discussion and Analysis

	(Dollars in thousands)
Description	Avg Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds sold	$2,913	$27	1.24%
Securities	3,262	79	3.23%
Loans	15,297	755	6.58%
Total	$21,472	$861	5.35%
Transactional accounts	$1,911	$5.34%
Savings	4,264	46	1.97%
CDs	9,500	158	2.22%
Other borrowings	121	2	2.20%
Total	$15,796	$211	1.78%
Net interest income		$650
Net yield on earning assets			4.03%

b.
For the nine-month period ended September 30, 2005, non-interest income amounted to $65,111, or .12% of average assets. For the nine-month period ended September 30, 2004, non-interest income amounted to $13,619, or .07% of average assets. Because the Bank is in a growth mode, it prices its services very competitively in order to grow deposits.

c.
During the nine-month period ended September 30, 2005, the provision for loan losses was $257,350. We had net charge-offs of $6,000 for the period ended September 30, 2005. During the nine-month period ended September 30, 2004, the provision for loan losses was $440,000. The allowance for loan losses as a percentage of gross loans was at 1.41% on September 30, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Net income for the three-month period ended September 30, 2005 amounted to $54,314, or $0.06 per share, and $0.05 per diluted share. Net loss for the three-month period ended September 30, 2004 amounted to $(256,809), or $(.25) per share, and $(.25) per diluted share. Following is a brief discussion concerning our operational results for the three-month periods ended September 30, 2005 and September 30, 2004.

d.
Interest income, which represents interest received on interest earning assets, was $1,253,395 for the three-month period ended September 30, 2005 and $453,694 for the three-month period ended September 30, 2004. The cost of funds, which represents interest paid on deposits and borrowings, was $552,401 for the three-month period ended September 30, 2005 and $140,055 for the three-month period ended September 30, 2004.

Annualized net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 3.92 % during the three-month period ended September 30, 2005.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.	Financial Information
Item 2.	Management's Discussion and Analysis

	(Dollars in thousands)
Description	Avg Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal funds sold	$6,240	$56	3.61%
Securities	14,120	141	4.00%
Loans	51,260	1,056	8.24%
Total	$71,620	$1,253	7.00%
Transactional accounts	$1,943	$6	1.20%
Savings	6,846	35	2.07%
CDs	48,757	467	3.83%
Other borrowings	5,002	44	3.51%
Total	$62,548	$552	3.53%
Net interest income		$701
Net yield on earning assets			3.92%

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 4.26% during the three-month period ended September 30, 2004.

	(Dollars in thousands)
Description	Avg Assets/ Liabilities	Interest Income/Expense	Yield/ Cost
Federal Funds Sold	$1,000	$3	1.20%
Securities	5,284	53	4.01%
Loans	23,216	398	6.84%
Total	$29,500	$454	6.14%
Transactional Accounts	$2,476	$3	0.50%
Savings	6,022	27	1.80%
CDs	15,676	108	2.76%
Other Borrowings	76	2	10.53%
Total	$24,250	$140	2.31%
Net interest income		$314
Net yield on earning assets			4.26%

e.
For the three-month period ended September 30, 2005, non-interest income amounted to $20,173, or .10 % of average assets. For the three-month period ended September 30, 2004, non-interest income amounted to $8,934, or .11 % of average assets. Because the Bank is in a growth mode, it prices its services very competitively in order to grow deposits.

f.
During the three-month period ended September 30, 2005, the provision for loan losses was $63,350. We had charge-offs of less than $1,000 for the three-month period ended September 30, 2005. During the three-month period ended September 30, 2004, the provision for loan losses was $155,000. The allowance for loan losses as a percentage of gross loans was at 1.41 % on September 30, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.	Financial Information
Item 2.	Management's Discussion and Analysis

Liquidity

Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity. The September 30, 2005 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $5.6 million, representing 7.06 % of total assets.

Investment securities available-for-sale, which amounted to $15.8 million, or 20.04% of total assets at September 30, 2005, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs. At September 30, 2005 we had access to unused lines of credit totaling $5.4 million.

We draw deposits primarily from our local market area. However, when we deem it necessary and prudent we will access deposit markets other than the local market for sources of funds. These deposits can include “brokered” deposits and deposits generated from other sources, including internet sources.

The Bank is a member of the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank of Atlanta provides funds for real estate-related lending and to promote home ownership. We use advances from the Federal Home Loan Bank of Atlanta to fund loans and as a tool to manage our interest rate risk. At September 30, 2005 we had advances outstanding of $5 million from the Federal Home Loan Bank of Atlanta. We had access to additional advances up to $6.8 million from the Federal Home Loan Bank of Atlanta.

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

Off-Balance Sheet Arrangements

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2005 we had outstanding commitments to fund loans totaling $10.6 million. These commitments consisted primarily of undisbursed construction and acquisition and development loans. In addition, we had $0.2 million outstanding in financial standby letters of credit.

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

Capital Resources

Total shareholders’ equity increased from $7,279,243 at December 31, 2004 to $10,181,760 at September 30, 2005. The increase is due to proceeds from our private placement offering of $3,116,500 offset by a net loss for the nine months ended September 30, 2005 of $(99,926) and an after- tax decrease of $(114,057) in the fair value of securities available for sale.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2005.

The following table summarizes our risk-based capital at September 30, 2005:

	Freedom Bank September 30, 2005	Freedom Bancshares, Inc. September 30, 2005	Minimum Regulatory Requirement
Leverage ratio	13.61%	13.73%	4.0%
Tier 1 Risk weighted ratio	17.27%	17.42%	8.0%
Tier 2 Risk weighted ratio	18.52%	18.67%	8.0%

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

From July 5, 2005 until September 30, 2005, the Company sold 271,000 shares of its common stock pursuant to a private placement. The common stock was sold for $11.50 per share for an aggregate of $3,116,500. The common stock sold in the private placement is exempt from federal registration under Section 3(11) of the Securities Act of 1933 because the common stock was offered and sold only to Georgia residents.

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

Freedom Bancshares, Inc.
(Registrant)

November 11, 2005	/s/ Vincent D. Cater
President and Chief Executive Officer
(Principal Executive Officer)

November 11, 2005	/s/ Clyde A. McArthur
Chief Financial Officer
(Principal Accounting Officer)