Form 10KSB
period 2005-12-31
FREEDOM BANCSHARES INC
filed 2006-03-31
CIK 1216997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to _________________

Commission file number _________________

FREEDOM BANCSHARES, INC.
(Name of small business issuer in its charter)

Georgia	06-1671382
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3165 Maysville Road, Commerce, GA	30529
(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:	None.

Securities registered pursuant to Section 12(g) of the Act:	None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:	$4,652,215

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:    $10,694,966 based on 929,997 shares at $11.50 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 1,238,789 shares as of March 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure format (check one):     Yes  ☐    No  ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Cautionary Notice Regarding Forward-Looking Statements

Various matters discussed in this Annual Report on Form 10-KSB may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Freedom Bancshares, Inc. (the “Company”) or Freedom Bank (the “Bank”) to be materially different from the results described in such forward-looking statements.

Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	the inability of the Bank to achieve and maintain regulatory capital standards;
•	changes in the legislative and regulatory environment;
•	the effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and
•	the effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere; and
•	the inability of the Bank to achieve and maintain regulatory capital standards.

All forward-looking statements attributable to the Company or the Bank are expressly qualified in their entirety by these cautionary statements. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

Freedom Bancshares, Inc.

The Company is a Georgia corporation that was incorporated on January 17, 2003 to organize and serve as the holding company for The Bank, a state-chartered bank organized under Georgia law. The Bank is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. We believe that local ownership and control allows the Bank to serve customers more efficiently and will aid in our growth and success. The Bank emphasizes real estate lending, taking advantage of the population growth of Jackson County, and aggressively markets to small- to medium-sized businesses, professional concerns, and individual consumers that may be currently undeserved.

Freedom Bank
General

The Bank focuses on community involvement and personal service while providing customers with the financial sophistication and products typically offered by a larger bank. The Bank’s lending services emphasize real estate related loans and include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. The Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. We also provide additional services like ATM cards, debit cards, travelers’ checks, direct deposit, automatic transfers, and Internet banking. We offer our services through a variety of delivery systems including full and limited service office locations, automated teller machines and telephone banking.

Philosophy and Strategy

The Bank operates as a full-service community bank offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors.

To carry out our philosophy, our business strategy involves the following:

•	capitalizing on the directors’ and officers’ diverse community involvement, professional expertise and personal and business contacts within our primary service area;
•	hiring and retaining highly experienced and qualified banking personnel;
•	providing individualized attention with consistent local decision-making authority;
•	utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;
•	a highly visible and accessible main office in close proximity to a concentration of the targeted commercial businesses and professionals;
•	growing our customer base by offering competitive interest rates on our deposit accounts; and
•	implementing an aggressive marketing program.

Market Opportunities

Primary Service Area. The Bank’s primary service area consists of Jackson and Banks counties in Northeast Georgia. We draw most of our customer deposits and conduct most of our lending transactions from and within this primary service area.

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

The Bank’s loan portfolio is comprised of the following:

Loan Category	Ratio
Real estate related loans	89.17%
Commercial real estate	44.65%
Construction and development	26.32%
Residential real estate	18.20%
Commercial loans	6.80%
Consumer loans	4.03%

Based on our past lending experience, we believe that, when properly managed and monitored, none of these categories represents a significantly higher risk than another.

Loan Approval and Review. The Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, either an officer with a higher lending limit or the Bank’s loan committee determines whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

Lending Limits.  The Bank’s lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, the Bank is able to loan any one borrower a maximum amount equal to either:

•	15% of the Bank’s capital and surplus; or
•	25% of the Bank’s capital and surplus if the amount that exceeds 15% is secured by good collateral and other ample security.

Among other reasons, these legal limits increase or decrease as the Bank’s capital increases or decreases as a result of earnings or losses.

Credit Risks. The creditworthiness of the borrower is the principal economic risk associated with all loans made by the Bank. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and unemployment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

The well-established financial institutions in the Jackson and Banks County markets are likely to make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank’s commercial loans are made to small- to medium-sized businesses that may be less able than larger borrowers to withstand competitive, economic and financial pressures.

Real Estate Loans. The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as principal collateral, but excludes home equity loans which are classified as consumer loans.

Commercial Real Estate. Commercial real estate loan terms are generally limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 36 months. The Bank generally charges an origination fee of one percent. We attempt to reduce credit risk by emphasizing loans on multi-family and tenant-occupied properties where the ratio of the loan principal to the value of the collateral, as established by independent appraisal, does not exceed 75% and net projected cash flow available for debt service is at least 120% of the debt service requirement. In addition, the Bank generally requires personal guarantees from the principal owners of the property, supported by a review by the Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job-creation trends, tenant vacancy rates, and the quality of the borrower’s management. The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis. In addition, three of our directors are experienced in the acquisition, development and management of commercial real estate and draw from their experience to assist in evaluating potential commercial real estate loans.

Construction and Development Loans. We make construction and development loans, both on a pre-sold and a speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months with interest paid quarterly. The ratio of the loan principal to the value of the collateral, as established by independent appraisal, typically will not exceed 80% for residential loans and 75% for commercial loans. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job-creation trends.

Residential Real Estate. The Bank’s residential real estate loans consist primarily of residential second mortgage loans, residential construction loans and short-term mortgages on 1-4 family residences. All loans are made in accordance with the Bank’s appraisal policy with the ratio of the loan principal to the value of collateral, as established by independent appraisal, not exceeding 80% unless the borrower has private mortgage insurance. We expect these loan-to-value ratios to sufficiently compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial Loans. The target commercial loan market is retail establishments and small- to medium-sized businesses with annual sales between $500,000 and $5 million. The terms of these loans vary by purpose and by type of underlying collateral, if any. Commercial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from income. The Bank typically makes equipment loans for a term of five years or less, at fixed or variable rates, with the loan fully amortized over the term. Equipment loans are generally secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees from the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management, its ability to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services, and its ability to effectively respond to such changes are significant factors in determining a commercial borrower’s creditworthiness.

Consumer Loans. The Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, second mortgages, home equity loans and home equity lines of credit. The amortization of second mortgages generally does not exceed 10 years, and rates are generally not fixed for over 36 months. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loans are generally amortized over the useful lives of the assets securing the loans. To minimize the risk that borrowers cannot afford monthly payments, all fixed monthly obligations of borrowers generally do not exceed 40% of their gross monthly income. Borrowers are also expected to have been continuously employed for at least 12 months prior to obtaining the loan. A loan officer reviews each loan applicant’s past credit history, past income level, debt history and, when applicable, cash flow and determines the impact of all of these factors on the borrower’s ability to make future payments as agreed, prior to approving each loan request.

Investments

In addition to loans, the Bank makes other investments, primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The investment/asset-liability committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by the board of directors.

Asset and Liability Management

The Investment/Asset-Liability Committee, through the Bank’s management, manages the Bank’s assets and liabilities. Assets and liabilities are managed with the goals of providing stable, optimized net interest margin, adequate liquidity, and a profitable after-tax return on assets and return on equity. This management function is conducted within framework of written loan and investment policies adopted by the Bank.

Deposit Services

The Bank seeks to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, NOW accounts, and a variety of certificates of deposit and IRA accounts. To attract deposits, the Bank employs an aggressive marketing plan in its overall service area and features a broad product line and competitive rates and services. Our primary sources of deposits are residents of, and businesses and their employees located in, the Bank’s primary service area. The Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and through advertisements published in the local media.

Other Banking Services

Other banking services include cashier’s checks, travelers’ checks, direct deposit of payroll and Social Security checks, night depository, bank-by-mail, ATM cards and debit cards. The Bank is associated with a nationwide network of automated teller machines for our customers’ use. We do not charge our customers for the use of these automated teller machines because we have so few of our own ATMs. However, other financial institutions may charge our customers for the use of these machines. We also offer MasterCard® and VISA® credit card services through a correspondent bank as an agent for the Bank. The Bank does not exercise trust powers. In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Georgia Department of Banking and Finance (the “GDBF”).

Employees

The Bank has 28 full-time equivalent employees. We do not expect the Company to have any employees who are not also employees of the Bank.

Supervision and Regulation

Both Freedom Bancshares and Freedom Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Freedom Bancshares

Because it owns all of the capital stock of Freedom Bank, Freedom Bancshares is a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “GDBF”) also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or
•	merging or consolidating with any other bank holding company.

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the BHC Act, if we are adequately capitalized and adequately managed, we may purchase a bank located outside of Georgia. However, the laws of the other state may impose restrictions on the acquisition of a bank that has only been in existence for a limited amount of time or that would result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a bank until the target bank has been incorporated for more than three years. Until Freedom Bank has been chartered for more than three years, this restriction will limit our ability to sell.

Change in Bank Control. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or
•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the BHC Act to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks; and
•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities;
•	leasing personal or real property;
•	operating a non-bank depository institution, such as a savings association;
•	trust company functions;
•	financial and investment advisory activities;
•	conducting discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	providing specified management consulting and counseling activities;
•	performing selected data processing services and support services;
•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	performing selected insurance underwriting activities.

The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. A financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;
•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
•	providing financial, investment, or advisory services;
•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
•	underwriting, dealing in or making a market in securities;
•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;
•	merchant banking through securities or insurance affiliates; and
•	insurance company portfolio investments.

To qualify to become a financial holding company, Freedom Bank and any other depository institution subsidiary of Freedom Bancshares is required to be well capitalized and well managed and have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we would be required to file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institution. Under Federal Reserve policy, we are expected to act as a source of financial strength for Freedom Bank and to commit resources to support Freedom Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to Freedom Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Freedom Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Freedom Bank

Freedom Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Since Freedom Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine Freedom Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, Freedom Bank’s deposits are insured by the FDIC to the maximum extent provided by law. Freedom Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under current Georgia law, Freedom Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, Freedom Bank may acquire branches of existing banks located in Georgia. Freedom Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate merger.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state is limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Freedom Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by Freedom Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

Freedom Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•
the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identify theft protections, and certain credit and other disclosures;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of Freedom Bank are subject to:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

Freedom Bancshares and Freedom Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of Freedom Bancshares, and the FDIC, in the case of Freedom Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Because Freedom Bancshares’s consolidated total assets are less than $150 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. Freedom Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, our ratio of total capital to risk-weighted assets was 18.1% and our ratio of Tier 1 Capital to risk-weighted assets was 16.8%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 13.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

Freedom Bancshares is a legal entity separate and distinct from Freedom Bank. The principal sources of Freedom Bancshares’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that Freedom Bank pays to Freedom Bancshares as its sole shareholder. Statutory and regulatory limitations apply to Freedom Bank’s payment of dividends to Freedom Bancshares as well as to Freedom Bancshares’s payment of dividends to its shareholders.

A federal banking regulator may require, after notice and a hearing, that Freedom Bank stop or refrain from engaging in any practice it considers unsafe or unsound. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Freedom Bank—Prompt Corrective Action.”

The GDBF also regulates Freedom Bank’s dividend payments and must approve dividend payments that would exceed 50% of Freedom Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2005, Freedom Bank could not pay cash dividends without prior regulatory approval.

Restrictions on Transactions with Affiliates

Freedom Bancshares and Freedom Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;
•	a bank’s investment in affiliates;
•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and
•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Freedom Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

Freedom Bancshares and Freedom Bank are also subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Freedom Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Anti-Terrorism and Money Laundering Legislation

Freedom Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), as it amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. Freedom Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;
•	indexing deposit insurance coverage levels for inflation beginning in 2012;
•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;
•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (“DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging potential changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.	DESCRIPTION OF PROPERTY

The Bank’s main office is located at 3165 Maysville Road in Commerce, Georgia. The facility is a one-story brick building with traditional bank architecture consisting of 6,500 square feet of temperature-controlled area, three drive-up enclosures and an automated teller machine. We also operate full service branches in Jefferson, the county seat of Jackson County, Georgia and Homer, the county seat of Banks County, Georgia. These offices are located at 1057 Winder Highway, Jefferson, GA, 30549 and 185 Oak St., Homer, GA. 30547, respectively. 30549. Both offices are leased, one story stand alone facilities, with night depositories, drive-up teller stations and automated teller machines.

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

There is currently no established market for the Company’s common stock, and an active trading market is not likely to develop. The Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales.

On March 30, 2006, the Company had approximately 493 shareholders of record who owned an aggregate of 1,238,789 shares.

The Company has paid no dividends on its common stock since its organization. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company, as well as to the Company’s payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see “Part I—Item 1. Description of Business—Supervision and Regulation—Payment of Dividends.”

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Through our subsidiary, Freedom Bank of Georgia, we operate a community-oriented commercial and retail banking business focused on serving the banking needs of individuals and small to medium-sized businesses. Since opening, we have grown rapidly, which is not unusual for new banks in Georgia.

This discussion describes our results of operations for 2005 and 2004 and also analyzes our financial condition as of December 31, 2005 and 2004. Banking operations did not commence until February 17, 2004, therefore any significant comparisons of operating results for prior periods are not meaningful.

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

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balances during 2005 and 2004 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a discussion and tabular illustration of our interest rate sensitivity under “Asset/Liability Management.” Finally, we have included a number of tables along with this discussion that provide details about our securities, our loans, and our deposits.

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

Our ownership consists of 493 primarily local shareholders. We believe that local ownership and control allows us to emphasize the needs of our local communities while delivering products and services tailored to local needs. The Bank emphasizes real estate lending to take advantage of the population growth in our market areas. We aggressively market our products and services to small- to medium-sized businesses, professional concerns and individual consumers.

Our 2005 results were highlighted by the continuation of asset growth and the opening of full service branches in Jefferson and Homer, Georgia. Our growth exceeded our most optimistic projections and we finished 2005 with over $82,000,000 in assets. Our earnings also improved as we reported net income before tax benefits of approximately $13,000.

We gather most of our deposits from our primary market area. We use these deposits, the proceeds from our stock offerings, and various alternative funding sources, consisting primarily of advances from the Federal Home Loan Bank of Atlanta, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income primarily from deposit services. Our principal non-interest expenses include employee compensation and benefits, occupancy and equipment related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our industry.

For the year ended December 31, 2005, we reported consolidated net income of $707,967 compared to a net loss of $(1,056,791) for the year ended December 31, 2004. Diluted earnings per share for 2005 were $0.66 as compared to diluted losses per share of $(1.14) for 2004. During 2005 and 2004, we funded our provision for loan losses commensurate with the growth in our loan portfolio. Our operating expenses increased substantially in 2005 as a result of our growth and branch expansion. See “Results of Operations” in this discussion for more details as to the factors which affect our performance.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements as of and for the year ended December 31, 2005. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions. Management believes that the allowance for loan losses and the accounting for deferred income taxes are the most critical accounting policies upon which the Company’s financial condition depends. The allowance for loan losses and the recognition of deferred taxes involve the most complex and subjective decisions and assessments that management must make.

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

Deferred Tax Assets: Generally, we record a valuation allowance for deferred tax assets when it is more likely than not there will be insufficient future taxable income to recognize the asset. As of December 31, 2004, $698,000 was recorded as a valuation allowance for deferred taxes. Due to the likelihood of sufficient future taxable income and achieving cumulative profitability, we reversed the $698,000 valuation allowance in the fourth quarter of 2005 and recorded an income tax benefit of the same amount. Changes in the estimate about future taxable income could significantly affect our determination of the necessity for all or a portion of a valuation allowance.

Financial Condition at December 31, 2005 and 2004

Overview

As of December 31, 2005, total assets were $82,607,016, deposits totaled $66,526,293 and Federal Home Loan advances totaled $4,500,000. Deposit growth, increased funds from FHLB borrowings, and proceeds from the sale of common stock were primarily invested in loans and securities. We expect that loan and deposit growth will continue to be strong in 2006. This expected growth is not uncommon for de novo banks.

Interest-Earning Assets

In banking, the predominant interest-earning assets are loans and securities. The proportion of interest earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning assets. The following discussion focuses on loans, the related allowance for loan losses, and securities.

Loans. The amount of loans outstanding as of December 31, 2005 and 2004 is shown in the following table according to the type of loan.

	December 31,
	2005		2004
Category	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)

Construction loans	$15,996	26.31%	$9,762	28.01%
Other real estate loans	38,212	62.86%	21,175	60.75%
Commercial loans	4,132	6.80%	2,696	7.74%
Other loans	2,448	4.03%	1,219	3.50%
Gross loans	60,788	100.00%	34,852	100.00%
Less deferred loan fees	(10)		(3)
Allowance for loan losses	(831)		(515)
Net loans	$59,947		$34,334

We have 89.17% of our loan portfolio collateralized by real estate. This is in keeping with our philosophy of concentrating on real estate collateralized loans. A breakdown of our real estate loan portfolio is as follows: Our construction and land development loans, which comprise 26.31% of the loan portfolio, consists of loans primarily collateralized by one to four family residential properties. Other real estate loans comprise 62.86% of the loan portfolio. We generally require that loans collateralized by real estate not exceed customary collateral values.

The remaining 10.83% of the loan portfolio consists of commercial and consumer loans. We require collateral for these types of loans that is commensurate with the repayment ability and creditworthiness of the borrower.

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

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of borrowers and monitoring the borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 25% of the Bank’s statutory capital and surplus, or $2,987,500 as of December 31, 2005.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2005 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

Category	(Dollars in Thousands)

Construction loans
One year or less	$15,996
After one year through five years	0
After five years	0
15,996
Other real estate loans
One year or less	22,534
After one year through five years	15,670
After five years	8
38,212
Commercial loans
One year or less	3,037
After one year through five years	1,095
After five years	0
4,132
Consumer and other loans
One year or less	1,615
After one year through five years	833
After five years	0
2,448

Gross loans	$60,788

The following table summarizes loans at December 31, 2005 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)

Predetermined fixed rates	$6,113
Floating or adjustable rate loans	11,493
$17,606

Risk Elements of the Loan Portfolio

Each loan carries a degree of credit risk. Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses. Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.

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

Information with respect to nonaccrual, past due and restructured loans as of December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)

Nonaccrual loans	$0	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0	0
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

The provision for loan losses charged to expense was $321,500 in 2005 as compared to $515,000 in 2004. The amounts provided were due primarily to the growth of the portfolio. Net charge-offs were $5,822 in 2005 as compared to $0 in 2004. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible. Our evaluation considers the credit quality of our loan portfolio, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. As of December 31, 2005 and 2004, we had no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans was 1.37% and 1.48% at December 31, 2005 and 2004, respectively.

As of December 31, 2005 and 2004, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

Loan Category	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	2005		2004
	(Dollars in Thousands)

Construction	$291	26.31%	$154	28.01%
Other Real Estate	374	62.86%	301	60.75%
Commercial	125	6.80%	42	7.74%
Other Loans	41	4.03%	18	3.50%
Total Loans	$831	100.00%	$515	100.00%

Summary of Loan Loss Experience

The following table summarizes average loan balances for the year determined using the daily average balances during the year for 2005 and for the period of banking operations in 2004; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

	2005	2004
	(Dollars in Thousands)

Average amount of loans outstanding	$48,150	$20,274
Balance of allowance for loan losses at beginning of period	515	-
Loans charged off - consumer installment and other	(6)	-
Loans recovered	-	-
Net charge-offs	(6)	-
Additions to the allowance charged to operating expense during period	$322	$515
Balance of allowance for loan losses at end of period	$831	$515

Ratio of net loans charged off during the period to average loans outstanding	.01%	0%

Securities

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,
	2005	2004
	(Dollars in Thousands)
Debt securities:
U.S. Agency securities	$5,089	$2,536
Mortgage backed securities	11,031	6,232
	$16,120	$8,768

Maturities

The amounts of debt securities as of December 31, 2005 are shown in the following table according to contractual maturities.

	U.S. Agency Securities		Mortgage-backed Securities
	Amount	Yield (1)	Amount	Yield (1)
	(Dollars in Thousands)

Maturity:
One year or less	$-	-%	$-	-%
After one year through five years	2,204	3.67%	1,190	3.69%
After five years through ten years	2,885	4.38%	6,190	4.12%
After ten years	-	-%	3,651	4.82%
	$5,089	4.07%	$11,031	4.31%

(1)
Yields were computed using coupon interest rates, including discount accretion and premium amortization. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

Interest-Bearing Liabilities

Our primary source of funds is deposits. We offer an attractive selection of deposit products with competitive interest rates and we emphasize quality customer service. These factors have helped us to attract significant local deposits. Emphasis has been placed upon attracting both commercial and consumer deposits. We intend to continue to expand our local deposit base as one component of our asset funding strategy. We also access other deposit markets, including out of market deposits, when the local market does not provide sufficient funds to meet our loan demand. We also have access to “brokered” deposit markets but as of December 31, 2005 we had not accessed the “brokered” deposit market.

The Bank is a member of the Federal Home Loan Bank of Atlanta, and we are eligible to receive advances from the Federal Home Loan Bank of Atlanta subject to prior approval of each advance. At December 31, 2005, we had $4,500,000 in advances outstanding and access to additional advances of approximately $7.8 million. We use these Federal Home Loan Bank of Atlanta advances for both short and long term funding needs.

Additionally, we have Federal funds lines with correspondent banks totaling $5,400,000. We utilize these lines for short term liquidity needs, generally for 7 days or less. We had borrowings outstanding on these lines at December 31, 2005 of $185,000.

Deposits

Average non-interest bearing deposits in 2005 accounted for 5.72% of average total deposits compared to 5.70% in 2004. We aggressively market our non-interest bearing deposit products, but these types of deposits are typically a smaller percentage of a new bank’s deposit base than they are for established banks.

Below is a table that summarizes our deposit base for the years ended 2005 and 2004. Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of operations is presented below.(1)

	2005			2004
Category	Average Balances (in Thousands)	Percentage of Deposits	Rates Paid	Average Balances (in Thousands)	Percentage of Deposits	Rates Paid
	_____________			_____________
Noninterest-bearing demand deposits	$3,176	5.72%		$1,223	5.70%
Interest-bearing demand deposits and savings	8,731	15.71%	1.84%	5,918	27.58%	1.67%
Time deposits	43,651	78.57%	3.71%	14,319	66.72%	2.87%
Total deposits	$55,558	100.00%		$21,460	100.00%

(1)
Average balances were determined using the daily average balances during the year for 2005 and for the period from February 17, 2004, date of commencement of banking operations, to December 31, 2004 for 2004.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2005 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)

Three months or less	$4,384
Over three through six months	3,308
Over six through twelve months	7,954
Over twelve months	7,439
Total	$23,085

Other Funding Sources

At December 31, 2005, we had the following Federal Home Loan Bank of Atlanta advances outstanding.

Amount	Maturity Date	Current Rate

$ 2,000,000	September 22, 2006	3.04%
2,500,000	January 30, 2007	3.82%
$ 4,500,000

Liquidity, Capital and Stockholders’ Equity

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

At December 31, 2005, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our shareholders’ equity increased from $7,279,243 at December 31, 2004 to $11,152,396 at December 31, 2005 due to the proceeds from the sale of common stock of $3,346,500, net income of $707,967, offset by unrealized losses on securities available for sale, net of tax, of $181,314 which has been recorded as a component of accumulated other comprehensive loss in stockholders’ equity.

In the future, the primary source of funds available to the Company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, no dividends can be paid by the Bank to the Company without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of December 31, 2005 are as follows:

	Bank Capital Percentages	Regulatory Requirements

Leverage Capital Ratio	13.7%	5.00%
Risk-based Capital Ratios:
Core Capital	16.8%	6.00%
Total Capital	18.1%	10.00%

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

Return on Assets and Stockholders’ Equity

The following rate of return information for the year indicated is presented below.

	2005	2004

Return on assets (1)	1.03%	(3.61)%
Return on equity (2)	8.58%	(15.60)%
Dividend payout ratio (3)	0.00%	0.00%
Equity to assets ratio (4)	11.96%	23.10%

(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by average equity.
(3)	Dividends declared per share of common stock divided by net income (loss) per share.
(4)	Average equity divided by average total assets.

Off-Balance-Sheet Arrangements

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2005, we had issued commitments to extend credit of $10,172,773 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

If needed, we have the ability on a short-term basis to borrow and purchase Federal Funds from other financial institutions. At December 31, 2005, we had arrangements with correspondent banks for advances of up to $5,400,000.

Asset/Liability Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. Our management’s overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

Our asset/liability mix is monitored monthly by management using various financial reports, including a simple interest rate “gap” report. This report matches interest rate sensitive assets with interest sensitive liabilities in an attempt to measure on a basic level what impact rising or falling interest rates will have on the Bank’s income statement over time. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate on a quarterly basis how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

At December 31, 2005, our cumulative one-year interest rate-sensitivity gap ratio was 117%. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2005, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Cumulative Totals
Interest-earning assets:
Balances with other banks	$245	$0	$0	$0	$245
Securities	0	0	3,878	12,242	16,120
Loans	48,081	5,802	6,861	44	60,788
Total assets	$48,326	$5,802	$10,739	$12,286	$77,153
Interest-bearing liabilities:
Demand deposits and savings	8,874	0	0	0	8,874
Time deposits	9,717	25,461	17,498	0	52,676
FHLB advances and other borrowings	185	2,000	2,500	0	4,685
Total liabilities	$18,776	$27,461	$19,998	0	$66,235

Interest rate sensitivity gap	$29,550	(21,659)	(9,259)	12,286	10,918
Cumulative interest rate sensitivity gap	29,550	7,891	(1,368)	10,918	10,918
Interest rate sensitivity gap ratio	2.57	.21	.54	-	1.16
Cumulative interest rate sensitivity gap ratio	2.57	1.17	.98	1.16	1.16

Results of Operations for the Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, we reported a consolidated net income of $707,967 compared to a net loss of $1,056,791 for the year ended December 31, 2004. Diluted earnings per share were $.66 for the year 2005 compared to diluted losses per share of $(1.14) for the year ended December 31, 2004. As discussed in our critical accounting policies, net income was significantly impacted in 2005 by the recognition of $698,000 in deferred tax assets previously accorded a valuation allowance. Income before income taxes was $13,104 for the year ended December 31, 2005.

Net Interest Income

The net yield on average interest-earning assets for the year ended December 31, 2005 was 4.06%. Average loans were $48,149,705, average securities were $13,631,468, and average interest-bearing balances with other banks were $2,847,140. Average interest-bearing liabilities were $56,978,310. During 2005, the rate earned on average interest-earning assets was 7.06%, and the rate paid on average interest-bearing liabilities was 3.41%, resulting in a net interest spread of 3.65%.

The following table sets forth the amount of our interest income and interest expense for each category of average interest-earning assets and average interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets (dollars in thousands).

	December 31,
	2005			2004
Category	Average Balances (1)	Income/ Expense	Yields/ Rates	Average Balances (1)	Income/ Expense	Yields/ Rates

Cash and due from banks	$1,190	$-	-%	$692	$-	-%
Interest-bearing balances with other banks	2,847	114	3.99%	2,680	30	1.26%
Taxable securities	13,631	552	4.05%	4,591	156	3.89%
Loans (2)	48,150	3,898	8.10%	20,274	1,329	7.50%
Allowance for loan losses	(675)	-	-%	(293)	-	-%
Other assets	3,789	-	-%	1,399	-	-%
Total assets	$68,932			$29,343

Total interest-earning assets	$64,628	$4,564	7.06%	$27,545	$1,515	6.29%

Non-interest bearing demand	$3,176	$-	-%	$1,223	$-	-%
Interest-bearing demand and savings	8,731	161	1.84%	5,918	86	1.67%
Time deposits	43,651	1,618	3.71%	14,319	357	2.87%
Total deposits	$55,558	$1,779		$21,460	$443

Other interest-bearing liabilities	$4,596	$162	3.53%	$669	$17	2.98%
Other liabilities	531	-	-%	441	-	-%
Stockholders’ equity	8,247	-	-%	6,773		-%
Total liabilities and equity	68,932	-		29,343	-
Total interest-bearing liabilities	$56,978	$1,941	3.41%	$20,906	$460	2.53%
Net interest income		$2,623			$1,055
Net interest spread			3.65%			3.76%
Net yield on average interest-earning assets			4.06%			4.38%

(1)
Average balances were determined using the daily average balances during the year for 2005 and for the period from February 17, 2004, date of commencement of banking operations, to December 31, 2004 for 2004.

(2)	Income on loans includes $3,444,000 in interest and $454,000 in fees for 2005. Income on loans includes $986,000 in interest and $343,000 in fees for 2004.

Rate and Volume Analysis of Interest Income and Interest Expense

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume. The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31,
	2005 to 2004
	Increase (decrease) due to change in
	Rate	Volume	Net
	(Dollars in Thousands)

Income from interest-earnings assets:
Interest and fees on loans	$113	$2,456	$2,569
Interest on taxable securities	7	389	396
Interest on interest-bearing balances with other banks	77	7	84
Total interest income	197	2,852	3,049

Expenses from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	$27	$48	$75
Interest on time deposits	242	1,019	1,261
Interest on other interest-bearing liabilities	9	136	145
Total interest-bearing liabilities	278	1,203	1,481

Net interest income	$(81)	$1,649	$1,568

Provision for Loan Losses, Net Charge-offs and Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based upon management’s estimated range of those losses. Actual losses for these loans may vary significantly from this estimate.

The provision for loan losses is charged to current earnings to bring the allowance for loan losses to a level deemed appropriate by management. Actual loan losses, net of recoveries, are charged directly to the allowance for loan losses. The amount of the provision for loan losses is based on the growth of the loan portfolio, the amount of net loan losses incurred and management’s estimation of potential future losses based on an evaluation of the risk in the loan portfolio.

There were $5,822 in loan charge-offs and no recoveries during 2005 as compared to $-0- net charge-offs in 2004. The loan provision decreased to $321,500 in 2005 from $515,000 in 2004 due primarily to the continued low levels of classified or problem loans in the loan portfolio. Management believes the allowance for loan losses is adequate to absorb future loses which may exist in the loan portfolio.

For a more detailed discussion of changes in the allowance for loan losses, risk elements and general credit quality, see “Allowance for Loan Losses” earlier in this discussion. The future level of the allowance and provision for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

Noninterest Income

Other operating income consists primarily of service charges on deposit accounts and other miscellaneous income. Other operating income totaled $88,401 in 2005 compared to $25,128 in 2004. The increase is directly related to our growth in deposits and related depositor base.

Noninterest Expense

The main components of noninterest expense are salaries and employee benefits, occupancy and equipment expenses, and other noninterest expense. Total noninterest expenses were $2,376,556 in 2005 compared to $1,628,835 in 2004.

Total salaries and benefits increased $359,274 to $1,301,019 in 2005 from $941,745 in 2004. The increase in salaries and employee benefits during 2005 resulted primarily from the increase in the number of employees needed to support our growth and branch expansion. As of December 31, 2005, we had 28 full-time equivalent employees compared to 16 at December 31, 2004.

As a result of the adoption of the new accounting standard for stock-based compensation, we estimate that we will record $401,000 of stock compensation expense in 2006 related to stock options and warrants outstanding as of December 31, 2005.

Occupancy and equipment expenses increased $201,661 to $349,996 in 2005 from $148,335 in 2004. These increases were due to establishing our initial banking facilities in Commerce and Jefferson, Georgia and to occupying a permanent banking facility in Commerce in November, 2004. In 2005, occupancy and equipment expenses also increased due to the costs associated with our full service branch expansions in Jefferson and Homer.

Other noninterest expenses increased $186,786 to $725,541 in 2005 from $538,755 in 2004. The increase in 2005 was due to higher expenses associated with the general growth of the Company.

Income Tax

In 2005, we recorded income tax benefits of $694,863 compared to none in 2004. During the fourth quarter of 2005, we assessed the need for a valuation allowance against deferred tax assets. After careful consideration and based primarily on a period of six consecutive months of positive earnings, we concluded that an allowance was no longer necessary as required by SFAS No. 109, Accounting for Income Taxes. Beginning in 2006, we will record income tax provisions based upon our pre-tax income. At December 31, 2005, we have available a net operating loss carryforward of approximately $864,000 for federal income tax purposes. If unused, the carryforward will expire beginning 2022.

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

Net Interest Income

The net yield on average interest-earning assets during the period from February 17, 2004, the date we commenced banking operations, to December 31, 2004 (the “Operational Period”) was 4.38%. Average loans were $20,274,070, average securities were $4,590,858, and average interest-bearing deposits with other banks were $2,680,482. Average interest-bearing liabilities were $20,906,151. During the Operational Period, the rate earned on average interest-earning assets was 6.29%, and the rate paid on average interest-bearing liabilities was 2.53%, resulting in a net interest spread of 3.76%.

Provision for Loan Losses, Net Charge-offs and Allowance for Loan Losses

The provision for loan losses was $515,000 in 2004 and was recorded primarily due to the growth of the loan portfolio and related inherent risk. There were no loan charge-offs or recoveries in 2004.

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

Other noninterest expenses increased $349,888 to $538,755 in 2004 from $188,867 in 2003. The increase in 2004 was due to higher expenses associated with commencing operations and the general growth of the Company.

Income Tax

No income taxes were recorded in 2004 due to cumulative operating losses incurred through December 31, 2004. As of December 31, 2004 no deferred tax assets had been recorded in the income statement as a 100% valuation allowance was deemed necessary.

Effects of Inflation and Changing Prices

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management.”

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

As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 15d-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Set forth below is information regarding the directors and executive officers of the Company. All of the directors of the Company also serve as directors of the Bank. Directors of the Bank serve for a term of one year and are elected by the Company each year at the Bank’s annual meeting of shareholders. The Bank’s officers will be appointed by and hold office at the will of its board of directors.

The following table sets forth for each director and executive officer of the Company: (1) his name and age at December 31, 2005; (2) the year he was first elected as a director of the Company; (3) his position with the Company other than as a director; and (4) his other business experience for the past five years.

Name (Age)	Director Since	Position(s) with the Company and Business Experience

R.S. (Steve) Adams, Sr. (61)	2003	Director; President of Seydel-Woolley Co, Inc., a manufacturer of specialty chemicals.

W. Keith Ariail (53)	2003	Director; Co-owner of McDonald Ace Hardware.

Claude P. Brown (47)	2003	Director; Co-owner of Brown Brothers Enterprises, Inc.; Owner of Hyman Brown Insurance Agency.

Vincent D. Cater (62)	2003	Chief Executive Officer, President and Director of the Company and the Bank; former President and CEO of United Americas Bank, NA.

Harold C. Davis (58)	2003	Director; President and CEO of H.D. Michael Company, a residential development company.

Thomas H. Hardy (42)	2003	Director; Owner of Hardy Development, a residential development company.

Clyde A. McArthur (49)	N/A	Chief Financial Officer; previously CFO of Georgia Bancshares, Inc, and The Bank of Georgia, Peachtree City, GA

James S. Purcell (42)	2003	Executive Vice President and Director of the Company and the Bank; previously Executive Vice President of Community Bank & Trust.

Verlin L. Reece (54)	2003	Director; Owner of Quality Foods, real estate investor.

Donald S. Shubert (53)	2003	Director; CPA; Partner and principal in Shubert & Sikes, P.C.

Ronald R. Silva, Jr. (47)	2003	Director; Executive Vice President of the Company and the Bank, previously Executive Vice President of Community Bank & Trust.

Harold L. Swindell (66)	2003	Chairman, Board of Directors; Retired Banker.

The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

Audit and Compliance Committee

The Board of Directors has established an Audit and Compliance Committee, which recommends to the Board of Directors the independent public accountants to be selected to audit the Company’s annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion. The Audit and Compliance Committee is also responsible for overseeing compliance with the Community Reinvestment Act. The Board of Directors has not adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2005, the Audit and Compliance Committee held four meetings.

The Audit and Compliance Committee members are Keith Ariail (chairman), Donald Shubert, Verlin Reece and Harold Swindell. The Board of Directors has determined that Donald Shubert is an “audit committee financial expert” as defined under applicable Securities and Exchange Commission regulations. Mr. Shubert is an “independent director” as defined by NASDAQ listing standards which the Securities Exchange Commission has incorporated by regulation.

Code of Ethics

The Company has adopted a Code of Ethics applicable to all directors, officers and employees. A copy of the Code of Ethics may be obtained, without charge, upon written request addressed to Freedom Bancshares, Inc., 3165 Maysville Road, Commerce, Georgia 30529, Attn: Corporate Secretary. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Corporate Secretary at (706) 423-2500.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following table presents the total compensation the Company paid during fiscal years 2005 and 2004 to its chief executive officer and president and its executive vice presidents. No other executive officers of the Company earned over $100,000 in salary and bonus during fiscal years 2005 or 2004.

		Annual Compensation			Long-Term Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Number of Securities Underlying Options	All Other Compensation (1) ($)

Vincent D. Cater	2005	139,039	3,000	1,950(2)	25,000	0
President and CEO	2004	135,000	0	7,800(3)	25,000	0

James S. Purcell	2005	116,500	2,500	7,800(2)	20,000	0
Executive Vice President	2004	116,500	0	7,800(3)	20,000	0

Ronald R. Silva, Jr.	2005	116,462	2,750	7,800(2)	20,000	0
	2004	104,544	0	7,150(3)	20,000	0

(1)
We have omitted information on “perks” and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission’s regulations.

(2)	Amount reflects automobile allowance for 2005.
(3)	Amount reflects automobile allowance for 2004.

Employment Agreements

Vincent D. Cater. We have entered into a three-year employment agreement with Vincent D. Cater regarding Mr. Cater’s employment as president and chief executive officer of the Company and the Bank. Under the terms of the agreement, Mr. Cater will receive a base salary of $135,000 per year. Mr. Cater is also eligible to receive incentive compensation in an amount equal to up to 50% of the base salary amount based upon performance goals as established by the board of directors. The Bank will also provide Mr. Cater with other customary benefits such as disability, health and life insurance, membership fees to a country club and an automobile allowance.

We will be obligated to pay Mr. Cater his base salary for the greater of the remaining term of the agreement or six months if Mr. Cater is terminated without cause. In the event that Mr. Cater becomes permanently disabled, we will be obligated to pay Mr. Cater his base salary for six months, or until he begins receiving payments under our long-term disability plan, whichever occurs first.

The agreement also generally provides that, for a period of 12 months following the termination of Mr. Cater’s employment, he will not compete with the Bank in the banking business nor solicit our customers nor our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply if Mr. Cater terminates his employment with or without cause or in connection with a change in control, or if we terminate his employment with or without cause.

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

At the end of the initial three-year term of Mr. Cater’s agreement, the agreement will be extended for an additional 12 months, so that the unexpired term is always 12 months, unless either of the parties to the agreement gives notice of his or its intent not to extend the agreement.

Director Compensation

Neither the Company nor the Bank will separately compensate its directors for their service as directors until the Bank earns a cumulative profit. Thereafter, the Bank will adopt compensatory policies for its directors that conform to applicable law.

Option Grants in Fiscal Year 2005

The following table sets forth information at December 31, 2005, and for the fiscal year then ended, concerning stock options granted to the executive officers listed below. The listed executive officers did not exercise any options to purchase common stock of the Company during 2005. We have not granted any stock appreciation rights, restricted stock or stock incentives other than stock options.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Weighted Average Exercise Price Per Share	Expiration Date

Vincent D. Cater	25,000	26.65%	$10.10	February 17, 2014
James S. Purcell	20,000	21.32%	$10.00	February 17, 2014
Ronald R. Silva, Jr.	20,000	21.32%	$10.13	February 17, 2014
Clyde A. McArthur	10,000	10.67%	$10.25	February 17, 2014

Options Exercised in Fiscal Year 2005

No options were exercised by our named executive officers in fiscal year 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table shows the number of shares underlying stock options held by the executive officers named in the summary compensation table. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Bank’s common stock.

			Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the- Money Options at December 31, 2005
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Vincent D. Cater	0	0	8,334	16,666	$11,668	$23,333
James S. Purcell	0	0	6,667	13,333	$10,001	$20,000
Ronald R. Silva, Jr.	0	0	4,667	15,333	$6,167	$21,333
Clyde A. McArthur	0	0	2,667	7,333	$3,167	$9,333

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows how much of our common stock was owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock as of December 31, 2005.

Name	Number of Shares	Percent of Class	Nature of Beneficial Ownership

R.S. (Steve) Adams, Sr. Organizing Director	75,400	5.98
Consists of (a) 13,000 shares held by Mr. Adams; (b) 30,500 shares held jointly with Mr. Adams’ spouse, children and grandchildren as to which voting and investment power is shared; (c) 640 shares held by spouse in 401(k); and (d) 22,160 shares that Mr. Adams has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

W. Keith Ariail Organizing Director	23,334	1.87
Consists of (a) 14,000 shares held jointly with Mr. Ariail’s spouse and stepson as to which voting and investment power is shared; and (b) 9,334 shares that Mr. Ariail has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

Claude P. Brown Organizing Director	31,000	2.45
Consists of (a) 17,400 shares held by Mr. Brown; (b) 1,000 shares held jointly with Mr. Brown’s daughters as to which voting and investment power is shared; and (c) 12,600 shares that Mr. Brown has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

Vincent D. Cater Organizing Director	26,667	2.12
Consists of (a) 3,500 shares held by Mr. Cater; (b) 2,500 shares held jointly with Mr. Cater’s spouse as to which voting and investment power is shared; (c) 4,000 shares that Mr. Cater has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report; and (d) 16,667 shares that Mr. Cater has the right to acquire by exercising options within 60 days of the date of this Annual Report.

Harold C. Davis Organizing Director	57,000	4.53
Consists of (a) 35,000 shares held by Mr. Davis; (b) 2,000 shares held by an investment company for the benefit of Mr. Davis; and (c) 20,000 shares that Mr. Davis has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

Thomas H. Hardy Organizing Director	73,833	5.90	Consists of (a) 60,500 shares held by Mr. Hardy; and (b) 3,333 shares that Mr. Hardy has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

Clyde A. McArthur	8,584	*	Consists of (a) 3,250 shares held by Mr. McArthur; and (b) 5,334 shares that Mr. McArthur has the right to acquire by exercising options within 60 days of the date of this Annual Report.

Name	Number of Shares	Percent of Class	Nature of Beneficial Ownership

James S. Purcell Organizing Director	39,654	3.10
Consists of (a) 12,200 shares held by Mr. Purcell; (b) 2,434 shares held jointly with Mr. Purcell’s former spouse and children as to which voting and investment power is shared; (c) 11,667 shares that Mr. Purcell has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report; and (d) 13,337 shares that Mr. Purcell has the right to acquire by exercising options within 60 days of the date of this Annual Report.

Verlin L. Reece Organizing Director	62,226	4.94
Consists of (a) 32,000 shares held by Mr. Reece; (b) 1,000 shares held by Mr. Reece as custodian for his children; (c) 7,226 shares held by an investment company for the benefit of Mr. Reece; and (d) 22,000 shares that Mr. Reece has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

Donald S. Shubert Organizing Director	18,355	1.47	Consists of (a) 11,000 shares held by Mr. Shubert; and (b) 7,333 shares that Mr. Shubert has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

Ronald R. Silva, Jr. Director	59,333	4.75
Consists of (a) 25,000 shares held by Mr. Silva; (b) 25,000 shares held jointly with his spouse; and (c) 9,333 shares that Mr. Silva has the right to acquire by exercising options within 60 days of the date of this Annual Report.

Harold L. Swindell Organizing Director	6,166	*
Consists of (a) 500 shares held by Mr. Swindell; (b) 333 shares that Mr. Swindell has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report; and (c) 5,333 shares that Mr. Swindell has the right to acquire by exercising an option within 60 days of the date of this Annual Report.

All organizers, directors and executive officers as a group (12 persons)	481,552	34.36
______________________________
* Less that one percent of shares outstanding.

The following table sets forth information regarding the Company’s equity compensation plans under which shares of the Company’s common stock are authorized for issuance. The only equity compensation plan maintained by the Company is the Freedom Bancshares, Inc. 2003 Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)
Equity compensation plans approved by security holders	93,800		$10.10	66,200
Equity compensation plans not approved by security holders	184,140	(1)	$10.00	0
Total	277,940		$10.03	66,200
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

We anticipate that our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, will have banking and other transactions in the ordinary course of business with the Bank. It will be the policy of the Bank that any loans or other transactions with those persons or entities (a) will be made in accordance with applicable law and the Bank’s lending policies, (b) will be made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

ITEM 13.	EXHIBITS

3.1	Articles of Incorporation †
3.2	Bylaws †
4.1	Specimen Common Stock Certificate †
4.2	Form of Freedom Bancshares, Inc. Organizers’ Warrant Agreement † #
10.1	Freedom Bancshares, Inc. 2003 Stock Incentive Plan † #
10.2	Employment Agreement by and between Freedom Bank (In Organization), Freedom Bancshares, Inc. and Vincent D. Cater # ‡
21.1	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________
†	Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration Statement 333-102971) filed with the SEC on February 5, 2003.
#	Indicates compensatory plan or contract.
‡	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed with the SEC on March 30, 2004 (File No. 333-102971).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.

Category	2005	2004

Audit Fees	$43,618	$35,012
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$43,618	$35,012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM BANCSHARES, INC.

By:	/s/ Vincent D. Cater
Vincent D. Cater
President and Chief Executive Officer

Date:	March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R.S. Adams, Sr.	Director	March 30, 2006
R.S. (Steve) Adams, Sr.

/s/ W. Keith Ariail	Director	March 30, 2006
W. Keith Ariail

/s/ Claude P. Brown	Director	March 30, 2006
Claude P. Brown
/s/ Vincent D. Cater	President, Chief Executive Officer and Director	March 30, 2006
Vincent D. Cater*

/s/ Harold C. Davis	Director	March 30, 2006
Harold C. Davis

Signature	Title	Date

/s/ Thomas H. Hardy	Director	March 30, 2006
Thomas H. Hardy

/s/ Clyde A. McArthur	Chief Financial Officer	March 30, 2006
Clyde A. McArthur**

/s/ James S. Purcell	Director	March 30, 2006
James S. Purcell

/s/ Verlin L. Reece	Director	March 30, 2006
Verlin L. Reece

/s/ Donald S. Shubert	Director	March 30, 2006
Donald S. Shubert

/s/ Ronald R. Silva, Jr.	Executive Vice President and Director	March 30, 2006
Ronald R. Silva, Jr.

/s/ Harold L. Swindell	Director	March 30, 2006
Harold L. Swindell
_____________________________
  *  Principal executive officer.
**  Principal financial and accounting officer.

EXHIBIT INDEX

3.1	Articles of Incorporation †
3.2	Bylaws †
4.1	Specimen Common Stock Certificate †
4.2	Form of Freedom Bancshares, Inc. Organizers’ Warrant Agreement † #
10.1	Freedom Bancshares, Inc. 2003 Stock Incentive Plan † #
10.2	Employment Agreement by and between Freedom Bank (In Organization), Freedom Bancshares, Inc. and Vincent D. Cater # ‡
21.1	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________
†	Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration Statement 333-102971) filed with the SEC on February 5, 2003.
#	Indicates compensatory plan or contract.
‡	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed with the SEC on March 30, 2004 (File No. 333-102971).