Form 10QSB
period 2006-03-31
FREEDOM BANCSHARES INC
filed 2006-05-15
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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

May 13, 2006: 1,238,789 shares outstanding, $1.00 par value

Transitional Small Business Disclosure Format   Yes   ☐ No   ☒

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Index

Part I.  Financial Information

Item 1.	Financial Statements

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
(Unaudited)

	2006	2005
Assets
Cash and due from banks	$2,616,990	$1,462,439
Interest bearing deposits in banks	120,090	51,627
Federal funds sold	4,011,716	193,258
Securities available for sale, at fair value	16,276,451	16,119,530
Loans, less allowance for loan losses of $898,297 and $830,678, respectively	66,677,884	59,947,329
Property and equipment, net	2,985,473	2,850,864
Federal Home Loan Bank stock	412,600	325,700
Accrued interest receivable	825,849	717,210
Other assets	1,107,634	939,059

Total assets	$95,034,687	$82,607,016

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$5,359,853	$4,976,663
Interest-bearing	72,648,004	61,549,630
Total deposits	78,007,857	66,526,293
Federal funds purchased	-	185,000
Federal Home Loan Bank advances	5,500,000	4,500,000
Accrued interest payable	253,419	175,904
Other liabilities	128,889	67,423
Total liabilities	83,890,165	71,454,620

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $1.00 par value; 10,000,000 shares authorized; 1,238,789 shares issued and outstanding	1,238,789	1,238,789
Additional paid-in capital	11,381,743	11,281,743
Accumulated deficit	(1,158,238)	(1,155,622)
Accumulated other comprehensive loss	(317,772)	(212,514)
Total stockholders' equity	11,144,522	11,152,396

Total liabilities and stockholders' equity	$95,034,687	$82,607,016

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Interest income:
Loans	$1,451,665	$675,155
Taxable securities	177,497	106,443
Federal funds sold	30,531	10,965
Other	5,165	-
Total interest income	1,664,858	792,563

Interest expense:
Deposits	661,236	291,009
Other borrowings	50,108	31,897
Total interest expense	711,344	322,906

Net interest income	953,514	469,657
Provision for loan losses	68,500	95,000
Net interest income after provision for loan losses	885,014	374,657

Other income:
Service charges on deposit accounts	22,911	11,670
Other operating income	17,359	12,116
Total other income	40,270	23,786

Other expenses:
Salaries and other employee benefits	472,996	279,479
Occupancy and equipment expenses	116,638	66,193
Other operating expenses	277,866	149,803
Total other expenses	867,500	495,475

Income (loss) before income taxes	57,784	(97,032)

Income tax expense	60,400	-

Net loss	$(2,616)	$(97,032)

Basic losses per share	$-	$(0.10)

Diluted losses per share	$-	$(0.10)

Cash dividends per share	$-	$-

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Net loss	$(2,616)	$(97,032)

Other comprehensive loss

Unrealized losses on securities available for sale, net of tax	(99,858)	(134,064)

Unrealized loss on interest rate floor, net of tax	(5,400)	-

Other comprehensive loss	(105,258)	(134,064)

Comprehensive loss	$(107,874)	$(231,094)

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net loss	$(2,616)	$(97,032)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and accretion on securities	7,259	3,098
Depreciation	67,816	34,770
Provision for loan losses	68,500	90,000
Stock compensation expense	100,000	-
Loss on disposal of equipment	4,817	-
Increase in interest receivable	(108,639)	(81,454)
Increase in interest payable	77,515	38,315
Increase in other assets	(107,402)	(38,973)
Increase in other liabilities	61,466	40,414
Net cash provided by (used in) operating activities	168,716	(10,860)

INVESTING ACTIVITIES
Purchases of securities available for sale	(1,248,385)	(4,375,792)
Proceeds from maturities and paydowns of securities available for sale	917,774	261,267
Purchase of Federal Home Loan Bank stock	(86,900)	(54,000)
Net increase in loans	(6,799,055)	(6,947,778)
Purchases of premises and equipment	(207,242)	(313,857)
Net cash used in investing activities	(7,423,808)	(11,430,160)

FINANCING ACTIVITIES
Net increase in deposits	11,481,564	10,856,050
Proceeds from FHLB advances	1,000,000	800,000
Decrease in federal funds purchased	(185,000)	-
Net cash provided by financing activities	12,296,564	11,656,050

Net increase in cash and cash equivalents	5,041,472	215,030

Cash and cash equivalents at beginning of period	1,707,324	4,408,655

Cash and cash equivalents at end of period	$6,748,796	$4,623,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$633,829	$284,591

See Notes to Consolidated Financial Statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2005.

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

The Company’s articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock (“Common Stock”). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of March 31, 2006, there were 1,238,789 shares of the Company’s Common Stock issued and outstanding.

The Company’s articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock (“Preferred Stock”). The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of March 31, 2006, no shares of the Company’s Preferred Stock were issued or outstanding.

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

The Company originally reserved up to 80,000 shares of Common Stock for issuance under a stock incentive option plan. On May 20, 2004 the shareholders of the Company approved an amendment to the stock incentive option plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company’s Personnel and Compensation Committee (the “Committee”). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of March 31, 2006, the Company had 120,000 options outstanding.

Index

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

Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At March 31, 2006 and December 31, 2005, cash and cash equivalents amounted to $6,748,796 and $1,707,324, respectively.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at March 31, 2006 and December 31, 2005.

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

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of March 31, 2006, no valuation allowances were provided for deferred tax assets.

Stock-Based Compensation. At March 31, 2006, the Company has two stock-based employee/director compensation plans which are more fully described in Note 11 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee/director compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005, nor in the three-month period ended March 31, 2005, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the quarter ended March 31, 2006, are $100,000 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $.08, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.00.

Index

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and warrants as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options and warrants (excess tax benefits) to be classified as financing cash flows. The Company had no cash flows resulting from excess tax benefits.

The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of Statement 123 to options and warrants granted under the Company’s stock option and warrant plans for the three months ended March 31, 2005.

Three Months Ended March 31,
2005

Net loss, as reported	$(97,032)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(119,946)

Pro forma net loss	$(216,976)

Losses per share:
Basic - as reported	$(0.10)
Basic - pro forma	$(0.21)
Diluted - as reported	$(0.10)
Diluted - pro forma	$(0.21)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed in the table below. Expected volatility is based on expected volatility of similar entities. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.60%	4.49%
Expected life of the options	6.93 years	10 years
Expected dividends (as a percentage of the fair value of the stock)	0%	0%
Expected volatility	24%	18%
Weighted-average grant date fair value	$4.27	$4.79

At March 31, 2006, there was $562,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.4 years.

Index

A summary of the status of the fixed stock option and warrant plans at March 31, 2006 and changes during the period ended March 31, 2006 follows:

	Three Months Ended March 31, 2006
	Number	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life
Under option, beginning of period	280,840	$10.05
Granted	23,300	11.50
Exercised	-	-
Forfeited	-	-
Under option, end of period	304,140	10.16	8.04 years
Exercisable at end of period	181,005	10.04	7.04 years

Shares available for future stock option grants to employees under existing plans was 40,000 at March 31, 2006. At March 31, 2006, the aggregate intrinsic value of options and warrants outstanding was $408,000, and the aggregate intrinsic value of options and warrants exercisable was $265,000. Total intrinsic value of options and warrants exercised was $-0- for the three months ended March 31, 2006.

A summary of the status of the nonvested options and warrants in the fixed stock option and warrant plans at March 31, 2006 and changes during the period ended follows:

	Three Months Ended March 31, 2006
	Number	Weighted- average Grant-Date Fair Value
Nonvested, beginning of period	187,689	$4.56
Granted	23,300	4.27
Vested	(87,854)	4.56
Forfeited	-	-
Nonvested, end of period	123,135	4.51

A further summary of the options and warrants outstanding at March 31, 2006 follows:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number	Weighted- average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$10.00 - $11.50	304,140	8.04 years	$10.16	181,005	$10.04

Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net loss was reconciled to net cash flows from pre-operating activities by adjusting for the effects of short-term assets and liabilities.

Index

NOTE 4.	LOSSES PER SHARE

Basic losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. Weighted average shares outstanding and potential common shares for the three months ended March 31, 2006 and March 31, 2005 were 1,238,789 and 1,009,580, respectively.

Index

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

Index

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

Due to the likelihood of sufficient future taxable income and achieving cumulative profitability, all valuation allowances were reversed in the fourth quarter of 2005. As of March 31, 2006, deferred income taxes of $900,710 are included in other assets. Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

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

On July 14, 2005 we applied for permission to open a full-service branch office at 185 Oak Street, Homer, Georgia. We received approval to open this office from the Georgia Department of Banking and Finance on July 28, 2005 and from the Federal Deposit Insurance Corporation on August 2, 2005. We subsequently opened for business on October 4, 2005.

On February 21, 2006 we purchased 1.649 acres of land at the corner of B. Wilson Road and Westwood Drive in Commerce, Jackson County, Georgia. This land is to be used for the construction of an Operations Center for the Bank. We anticipate construction to begin during the last half of 2006.

On March 1, 2006 we opened a Loan Production Office in Barrow County at 206 Resource Lane, Winder, GA.

Financial Condition

At March 31, 2006, total assets of Freedom Bancshares, Inc. were $95,034,687. Deposits at March 31, 2006 totaled $78,007,857. At March 31, 2006, loans totaled $67,576,181; securities totaled $16,276,451; and federal funds sold totaled $4,011,716. At March 31, 2006, other borrowings totaled $5,500,000. Other borrowings consist solely of advances from the Federal Home Loan Bank of Atlanta.

Index

Investment securities available-for-sale totaled $16,276,451 at March 31, 2006. These investments consisted of $5,773,643 in US agency securities and $10,502,808 in mortgage-backed securities issued by government or government-backed agencies. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at March 31, 2006.

Gross loans totaled $67,576,181 at March 31, 2006. Net loans totaled $66,677,884 at March 31, 2006. The majority of our loans are secured by real estate. Balances within the major loan categories as of March 31, 2006 were as follows:

Composition of Loan Portfolio
March 31, 2006

Category	Amount	Percent of Total

Construction loans	$22,865,000	33.84%
Other real estate loans	37,258,000	55.13%
Commercial loans	4,542,000	6.72%
Other loans	2,911,181	4.31%
	67,576,181	100.00%
Allowance for loan losses	(898,297)
	$66,677,884

We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2006.

Our total equity was $11,144,522 at March 31, 2006. Equity consisted of common stock and surplus, an accumulated deficit at December 31, 2005 of $(1,155,622); net loss for the three months ended March 31, 2006 of $(2,616); a decrease in market value of securities available-for-sale, net of tax, of $(312,372); and a decrease in the market value of an interest rate floor, net of tax, of $(5,400).

Results of Operations for the Three Months Ended March 31, 2006 and 2005

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

Net loss for the three-month period ended March 31, 2006 amounted to $(2,616), or $(.00) per basic and diluted share. Net loss for the three-month period ended March 31, 2005 amounted to $(97,032), or $(.10) per basic and diluted share. Following is a brief discussion concerning our operational results for the three-month periods ended March 31, 2006 and March 31, 2005.

a.
Interest income, which represents interest received on interest earning assets, was $1,664,858 for the three-month period ended March 31, 2006 and $792,563 for the three-month period ended March 31, 2005. The cost of funds, which represents interest paid on deposits and borrowings, was $711,344 for the three-month period ended March 31, 2006 and $322,906 for the three-month period ended March 31, 2005.

Index

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 4.55% during the three-month period ended March 31, 2006.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$2,605	$31	4.69%
Securities	16,771	177	4.23%
Loans	63,900	1,452	9.09%
Other	546	5	3.78%
Total	$83,822	1,665	7.94%
Transactional accounts	$7,674	38	2.01%
Savings	764	3	1.46%
CDs	58,775	620	4.22%
Other borrowings	5,487	50	3.65%
Total	$72,700	711	3.91%

Net interest income		$954
Net yield on earning assets			4.55%

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 3.79% during the three-month period ended March 31, 2005.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$1,637	$11	2.45%
Securities	10,710	107	4.07%
Loans	38,107	675	7.19%
Total	$50,454	793	6.37%
Transactional accounts	$1,461	5	1.22%
Savings	7,211	33	1.89%
CDs	32,092	253	3.20%
Other borrowings	3,788	32	3.41%
Total	$44,552	323	2.90%

Net interest income		$470
Net yield on earning assets			3.79%

b.
For the three-month period ended March 31, 2006, non-interest income amounted to $40,270, or .16% of average assets. For the three-month period ended March 31, 2005, non-interest income amounted to $23,786 or .16% of average assets. Because the Bank is in a growth mode, it prices its services very competitively in order to grow deposits.

c.
During the three-month period ended March 31, 2006, the provision for loan losses was $68,500. We had net charge-offs of $881 for the period ended March 31, 2006. During the three-month period ended March 31, 2005, the provision for loan losses was $95,000. The allowance for loan losses as a percentage of gross loans was at 1.33% on March 31, 2006. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Index

d.
The Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share Based Payment effective January 1, 2006, using the modified- prospective-transition method. For options and warrants outstanding as of December 31, 2005, the impact upon adoption was to reduce net income for the three months ended March 31, 2006 by $100,000. Net income is anticipated to be approximately $400,000 lower for the year ended December 31, 2006 related to those options and warrants. The Company granted an additional 23,300 options in the first quarter of 2006. In prior periods, the Company accounted for stock options and warrants under the provisions of APB No. 25, Accounting for Stock Issued to Employees. Because the options and warrants were granted at fair market value on the date of grant, no expense was recorded for stock options and warrant in prior periods. No modifications were made to outstanding options and warrants prior to the adoption of Statement 123R and there have been no significant changes to valuation methodologies or assumptions. There have not been any significant changes in the quantity, types or terms of instruments used in share-based payment programs. At March 31, 2006, total compensation cost related to nonvested awards not yet recognized is approximately $562,000 which is expected to be recognized over a weighted average period of 1.4 years.

e.
The provision for income taxes for the period ended March 31, 2006 was $60,400. The amount provided takes into account $100,000 of stock compensation expense for which an income tax benefit will not be received.

Liquidity

Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity. The March 31, 2006 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $6.7 million, representing 7.10% of total assets.

Investment securities available-for-sale, which amounted to $16.3 million, or 17.13% of total assets at March 31, 2006, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs. At March 31, 2006, we had access to unused lines of credit totaling $7.9 million.

We draw deposits primarily from our local market area. However, when we deem it necessary and prudent we will access deposit markets other than the local market for sources of funds. These deposits can include “brokered” deposits and deposits generated from other sources, including internet sources.

Freedom Bank of Georgia is a member of the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank of Atlanta provides funds for real estate-related lending and to promote home ownership. We use advances from the Federal Home Loan Bank of Atlanta to fund loans and as a tool to manage our interest rate risk. At March 31, 2006 we had advances outstanding of $5.5 million. We had access to additional advances up to $8.7 million.

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

Capital Resources

Total shareholders’ equity decreased from $11,152,396 at December 31, 2005 to $11,144,522 at March 31, 2006. The decrease is due to net loss for the three months ended March 31, 2006 of $(2,616), an after-tax decrease of $(99,858) in the fair value of securities available-for-sale, an after tax decrease in the fair value of an interest rate floor of $(5,400), and an increase in surplus from the recognition of stock compensation expense of $100,000.

Index

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2006.

The following table summarizes our risk-based capital at March 31, 2006:

	Freedom Bank March 31, 2006	Freedom Bancshares, Inc. March 31, 2006	Regulatory Requirement

Leverage ratio	12.44%	12.89%	4.0%
Risk weighted ratio	15.34%	15.89%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. Freedom Bank’s leverage ratio of 12.44% and risk-weighted ratio of 15.34% are well above the required minimums.

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

Index

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

Index

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freedom Bancshares, Inc.
(Registrant)

May 15, 2006	/s/ Vincent D. Cater
President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2006	/s/ Clyde A. McArthur
Chief Financial Officer
(Principal Accounting Officer)