Form 10QSB
period 2006-06-30
FREEDOM BANCSHARES INC
filed 2006-08-14
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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

(Issuer's telephone number)

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

August 14, 2006: 1,238,789 shares outstanding, $1.00 par value

Transitional Small Business Disclosure Format Yes ☐ No ☒

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Index

PART I - FINANCIAL INFORMATION
ITEM I.     FINANCIAL STATEMENTS

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(Unaudited)

Assets	2006	2005

Cash and due from banks	$2,440,074	$1,462,439
Interest bearing deposits in banks	75,074	51,627
Federal funds sold	1,629,101	193,258
Securities available for sale, at fair value	19,527,829	16,119,530
Loans, less allowance for loan losses of $1,025,572 and $830,678, respectively	79,235,329	59,947,329
Property and equipment, net	2,931,809	2,850,864
Federal Home Loan Bank stock	412,600	325,700
Accrued interest receivable	876,478	717,210
Other assets	1,157,983	939,059

Total assets	$108,286,277	$82,607,016

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$6,959,817	$4,976,663
Interest-bearing	84,219,738	61,549,630
Total deposits	91,179,555	66,526,293
Federal funds purchased	-	185,000
Federal Home Loan Bank advances	5,500,000	4,500,000
Accrued interest payable	299,225	175,904
Other liabilities	203,991	67,423
Total liabilities	97,182,771	71,454,620

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,000,000 shares authorized;no shares issued and outstanding	-	-
Common stock, $1.00 par value; 10,000,000 shares authorized; 1,238,789 shares issued and outstanding	1,238,789	1,238,789
Additional paid-in capital	11,481,743	11,281,743
Accumulated deficit	(1,121,533)	(1,155,622)
Accumulated other comprehensive loss	(495,493)	(212,514)
Total stockholders' equity	11,103,506	11,152,396

Total liabilities and stockholders' equity	$108,286,277	82,607,016

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Interest income:
Loans	$1,780,638	$939,142	$3,232,303	$1,614,297
Taxable securities	199,393	136,768	376,890	243,211
Federal funds sold	42,884	19,475	73,415	30,440
Other	6,444	-	11,609	-
Total interest income	2,029,359	1,095,385	3,694,217	1,887,948

Interest expense:
Deposits	858,631	433,983	1,519,867	724,992
Other borrowings	52,693	41,233	102,801	72,988
Total interest expense	911,324	475,216	1,622,668	797,980

Net interest income	1,118,035	620,169	2,071,549	1,089,968
Provision for loan losses	129,000	99,000	197,500	194,000
Net interest income after provision for loan losses	989,035	521,169	1,874,049	895,968

Other income:
Service charges on deposit accounts	27,183	16,602	50,094	28,272
Other operating income	15,448	4,550	32,807	16,666
Total other income	42,631	21,152	82,901	44,938

Other expenses:
Salaries and other employee benefits	481,964	300,925	954,960	580,404
Occupancy and equipment expenses	118,271	90,807	234,909	156,998
Other operating expenses	311,726	207,941	589,592	357,744
Total other expenses	911,961	599,673	1,779,461	1,095,146

Income (loss) before income taxes	119,705	(57,352)	177,489	(154,240)

Income tax expense	83,000	-	143,400	-

Net income (loss)	$36,705	$(57,352)	$34,089	$(154,240)

Basic earnings (losses) per share	$0.03	$(0.06)	$0.03	$(0.16)

Diluted earnings (losses) per share	$0.03	$(0.06)	$0.03	$(0.16)

Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Net imcome (loss)	$36,705	$(57,352)	$34,089	$(154,240)

Other comprehensive income (loss)

Unrealized gains (losses) on securities available for sale, net of tax	(162,554)	124,404	(262,412)	(9,660)

Unrealized loss on interest rate floor, net of tax	(15,167)	-	(20,567)	-

Other comprehensive income (loss)	(177,721)	124,404	(282,979)	(9,660)

Comprehensive income (loss)	$(141,016)	$67,052	$(248,890)	$(163,900)

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$34,089	$(154,240)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion on securities	113,174	5,819
Depreciation	138,632	89,125
Provision for loan losses	197,500	194,000
Stock compensation expense	200,000	-
Loss on disposal of equipment	4,817	-
Increase in interest receivable	(159,268)	(117,806)
Increase in interest payable	123,321	71,628
Increase in other assets	(64,549)	(42,946)
Increase in other liabilities	136,568	24,939
Net cash provided by operating activities	724,284	70,519

INVESTING ACTIVITIES
Purchases of securities available for sale	(5,355,645)	(5,375,792)
Proceeds from maturities and paydowns of securities available for sale	1,396,818	1,210,337
Purchase of Federal Home Loan Bank stock	(86,900)	(76,500)
Net increase in loans	(19,485,500)	(14,531,090)
Purchases of premises and equipment	(224,394)	(692,090)
Net cash used in investing activities	(23,755,621)	(19,465,135)

FINANCING ACTIVITIES
Net increase in deposits	24,653,262	18,303,334
Proceeds from FHLB advances	1,000,000	1,300,000
Decrease in federal funds purchased	(185,000)	-
Net cash provided by financing activities	25,468,262	19,603,334

Net increase in cash and cash equivalents	2,436,925	208,718

Cash and cash equivalents at beginning of period	1,707,324	4,408,655

Cash and cash equivalents at end of period	$4,144,249	$4,617,373

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,499,347	$726,352

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part  I.    Financial Information
Item  1.   Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2005.

NOTE 2.	SUMMARY OF ORGANIZATION

Freedom Bancshares, Inc., Commerce, Georgia (the "Company"), is a one-bank holding company with respect to its subsidiary bank, Freedom Bank of Georgia, Commerce, Georgia (the "Bank"). Prior to the Company's incorporation on January 17, 2003, a group of organizers formed FB Investors, LLC (the "LLC") to facilitate in the initial process of organizing and forming both the Company and the Bank. Although the LLC was officially organized November 12, 2002, it had commenced operations on October2, 2002, the date of inception. On January 24, 2003, the LLC's Board of Directors assigned and transferred all of the assets and liabilities of the LLC to the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by the LLC from inception, October 2, 2002, have been transferred to the Company.

The Company's articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock ("Common Stock"). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of June 30, 2006, there were 1,238,789 shares of the Company's Common Stock issued and outstanding.

The Company's articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock ("Preferred Stock"). The Company's Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of June 30, 2006, no shares of the Company's Preferred Stock were issued or outstanding.

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

The Company originally reserved up to 80,000 shares of Common Stock for issuance under a stock incentive option plan. On May 20, 2004 the shareholders of the Company approved an amendment to the stock incentive option plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company's Personnel and Compensation Committee (the "Committee"). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of June 30, 2006, the Company had 119,500 options outstanding.

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

Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At June 30, 2006 and December 31, 2005, cash and cash equivalents amounted to $4,144,249 and $1,707,324, respectively.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at June 30, 2006 and December 31, 2005.

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

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of June 30, 2006, no valuation allowances were provided for deferred tax assets.

Stock-Based Compensation. At June 30, 2006, the Company has two stock-based employee/director compensation plans which are more fully described in Note 11 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee/director compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005, nor in the three and six month periods ended June 30, 2005, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first six months and second quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company's income before income taxes and net income for the three and six months ended June 30, 2006, are $100,000 and $200,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25.

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

The following table illustrates the effect on net loss and losses per share if the Company had applied the fair value recognition provisions of Statement 123 to options and warrants granted under the Company's stock option and warrant plans for the three and six months ended June 30, 2005.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005

Net loss, as reported	$(57,352)	$(154,240)

Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards	(1,072)	(121,018)

Pro forma net loss	$(58,424)	$(275,258)

Losses per share:
Basic - as reported	$(0.06)	$(0.16)
Basic - pro forma	$(0.06)	$(0.29)
Diluted - as reported	$(0.06)	$(0.16)
Diluted - pro forma	$(0.06)	$(0.29)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions listed in the table below. Expected volatility is based on expected volatility of similar entities. Expected dividends are based on dividend trends and the market price of the Company's stock price at grant. Historical data is used to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Six Months Ended
	June 30,
	2006	2005

Risk-free interest rate	4.60%	4.49%
Expected life of the options	6.93 years	10 years
Expected dividends (as a percentage of the fair value of the stock)	0%	0%
Expected volatility	24%	18%
Weighted-average grant date fair value	$4.27	$4.79

At June 30, 2006, there was $459,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.3 years.

Index

A summary of the status of the fixed stock option and warrant plans at June 30, 2006 and changes during the three and six month periods ended June 30, 2006 follows:

	Three Months Ended June 30, 2006
	Number	Weighted- average Exercise Price	Weighted- average Remaining Contractual Life
Under option, beginning of period	304,140	$10.16
Granted	-	-
Exercised	-	-
Forfeited	(500)	11.50
Under option, end of period	303,640	10.16	7.79 years
Exercisable at end of period	181,440	10.04	7.64 years

	Six Months Ended June 30, 2006
	Number	Weighted- average Exercise Price
Under option, beginning of period	280,840	$10.05
Granted	23,300	11.50
Exercised	-	-
Forfeited	(500)	11.50
Under option, end of period	303,640	10.16
Exercisable at end of period	181,440	10.04

Shares available for future stock option grants to employees under existing plans was 40,500 at June 30, 2006. At June 30, 2006, the aggregate intrinsic value of options and warrants outstanding was $408,000, and the aggregate intrinsic value of options and warrants exercisable was $265,000. Total intrinsic value of options and warrants exercised was $-0- for the three and six month periods ended June 30, 2006.

A summary of the status of the nonvested options and warrants in the fixed stock option and warrant plans at June30, 2006 and changes during the three and six month periods ended June 30, 2006 follows:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Number	Weighted- average Grant-Date Fair Value	Number	Weighted- average Grant-Date Fair Value
Nonvested, beginning of period	123,135	$4.51	187,689	$4.56
Granted	-	-	23,300	4.27
Vested	(435)	4.67	(88,289)	4.56
Forfeited	(500)	4.79	(500)	4.79
Nonvested, end of period	122,200	4.51	122,200	4.51

Index

A further summary of the options and warrants outstanding at June 30, 2006 follows:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number	Weighted- average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$10.00 - $11.50	303,640	7.79 years	$10.16	181,440	$10.04

Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net income (loss) was reconciled to net cash flows from operating activities by adjusting for the effects of short-term assets and liabilities.

NOTE 4.	EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. Weighted average shares outstanding and potential common shares for the three and six month periods ended June 30, 2006 were 1,238,789. Weighted average shares outstanding and potential common shares for the three and six month periods ended June 30, 2005 were 1,040,069 and 1,025,095, respectively.

Index

Part I.    Financial Information
Item2.    Management's Discussion and Analysis

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company's significant accounting policies are described in Note 1 to the Company's consolidated financial statements as of and for the year ended December 31, 2005. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions. Management believes that the allowance for loan losses and the accounting for deferred income taxes are the most critical accounting policies upon which the Company's financial condition depends. The allowance for loan losses and the recognition of deferred taxes involve the most complex and subjective decisions and assessments that management must make.

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

Due to the likelihood of sufficient future taxable income and achieving cumulative profitability, all valuation allowances were reversed in the fourth quarter of 2005. As of June 30, 2006, deferred income taxes of $1,025,191 are included in other assets. Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

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

On March 1, 2006 we opened a Loan Production Office in Barrow County at 206 Resource Lane, Winder, GA.

Financial Condition

At June 30, 2006, total assets of Freedom Bancshares, Inc. were $108,286,277. Deposits at June 30, 2006 totaled $91,179,555. At June 30, 2006, loans totaled $80,260,901; securities totaled $19,527,829; and federal funds sold totaled $1,629,101. At June 30, 2006, other borrowings totaled $5,500,000. Other borrowings consist solely of advances from the Federal Home Loan Bank of Atlanta.

Investment securities available-for-sale totaled $19,527,829 at June 30, 2006. These investments consisted of $8,017,844 in US agency securities and $11,509,985 in mortgage-backed securities issued by government or government-backed agencies. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at June 30, 2006.

Index

Gross loans totaled $80,260,901 at June 30, 2006. Net loans totaled $79,235,329 at June 30, 2006. The majority of our loans are secured by real estate. Balances within the major loan categories as of June30, 2006 were as follows:

Composition of Loan Portfolio
June 30, 2006

Category	Amount	Percent of Total

Construction loans	$34,390,000	42.85%
Other real estate loans	37,233,000	46.39%
Commercial loans	5,455,000	6.80%
Other loans	3,182,901	3.96%
	80,260,901	100.00%
Allowance for loan losses	(1,025,572)
	$79,235,329

We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2006.

Our total equity was $11,103,506 at June 30, 2006. Equity consisted of common stock and surplus, an accumulated deficit at December 31, 2005 of $(1,155,622); net income for the six months ended June 30, 2006 of $34,089; a decrease in market value of securities available-for-sale, net of tax, of $(474,926); and a decrease in the market value of an interest rate floor, net of tax, of $(20,567).

Results of Operations for the Six Months Ended June 30, 2006 and 2005

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

Net income for the six month period ended June 30, 2006 amounted to $34,089, or $.03 per basic and diluted share. Net loss for the six month period ended June 30, 2005 amounted to $(154,240), or $(.16) per basic and diluted share. Following is a brief discussion concerning our operational results for the six month periods ended June 30, 2006 and 2005.

a.
Interest income, which represents interest received on interest earning assets, was $3,694,217 for the six month period ended June 30, 2006 and $1,887,948 for the six month period ended June 30, 2005. The cost of funds, which represents interest paid on deposits and borrowings, was $1,622,668 for the six month period ended June 30, 2006 and $797,980 for the six month period ended June 30, 2005.

Index

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 4.61 % during the six month period ended June 30, 2006.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$2,963	$73	4.96%
Securities	17,579	377	4.29%
Loans	68,834	3,232	9.39%
Other	528	12	4.39%
Total	$89,904	3,694	8.22%
Transactional accounts	$7,745	80	2.07%
Savings	815	6	1.43%
CDs	64,438	1,434	4.45%
Other borrowings	5,533	103	3.72%
Total	$78,531	1,623	4.13%

Net interest income		$2,071
Net yield on earning assets			4.61%

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 3.88% during the six month period ended June 30, 2005.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$2,000	$31	3.10%
Securities	12,034	243	4.04%
Loans	42,089	1,614	7.67%
Total	$56,123	1,888	6.73%
Transactional accounts	$1,731	10	1.16%
Savings	6,928	68	1.96%
CDs	37,411	647	3.46%
Other borrowings	4,281	73	3.41%
Total	$50,351	798	3.17%

Net interest income		$1,090
Net yield on earning assets			3.88%

b.
For the six month period ended June 30, 2006, non-interest income amounted to $82,901 or .17 % of average assets. For the six month period ended June 30, 2005, non-interest income amounted to $44,938 or .07% of average assets. Because the Bank is in a growth mode, it prices its services very competitively in order to grow deposits.

c.
During the six month period ended June 30, 2006, the provision for loan losses was $197,500. We had net charge-offs of $2,606 for the six months ended June 30, 2006. During the six month period ended June 30, 2005, the provision for loan losses was $194,000. The allowance for loan losses as a percentage of gross loans was at 1.28% on June30, 2006. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Index

d.
The Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share Based Payment effective January 1, 2006, using the modified- prospective-transition method. For options and warrants outstanding as of December 31, 2005, the impact upon adoption was to reduce net income for the six months ended June 30, 2006 by $200,000. Net income is anticipated to be approximately $400,000 lower for the year ended December 31, 2006 related to those options and warrants. The Company granted an additional 23,300 options in the first six months of 2006. In prior periods, the Company accounted for stock options and warrants under the provisions of APB No. 25, Accounting for Stock Issued to Employees. Because the options and warrants were granted at fair market value on the date of grant, no expense was recorded for stock options and warrant in prior periods. No modifications were made to outstanding options and warrants prior to the adoption of Statement 123R and there have been no significant changes to valuation methodologies or assumptions. There have not been any significant changes in the quantity, types or terms of instruments used in share-based payment programs. At June 30, 2006, total compensation cost related to nonvested awards not yet recognized is approximately $459,000 which is expected to be recognized over a weighted average period of 1.3 years.

e.
The provision for income taxes for the six months ended June 30, 2006 was $143,400. The amount provided takes into account $200,000 of stock compensation expense for which an income tax benefit will not be received.

Results of Operations for the Three Months Ended June 30, 2006 and 2005

Net income for the three month period ended June 30, 2006 amounted to $36,705, or $.03 per basic and diluted share. Net loss for the three month period ended June 30, 2005 amounted to $(57,352), or $(.06) per basic and diluted share. Following is a brief discussion concerning our operational results for the three month periods ended June 30, 2006 and 2005.

a.
Interest income, which represents interest received on interest earning assets, was $2,029,359 for the three month period ended June 30, 2006 and $1,095,385 for the three month period ended June 30, 2005. The cost of funds, which represents interest paid on deposits and borrowings, was $911,324 for the three month period ended June 30, 2006 and $475,216 for the three month period ended June 30, 2005.

Index

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 4.66 % during the three month period ended June 30, 2006.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$3,318	$43	5.17%
Securities	18,378	199	4.34%
Loans	73,713	1,781	9.66%
Other	510	6	5.05%
Total	$95,919	2,029	8.46%
Transactional accounts	$7,815	41	2.13%
Savings	865	3	1.41%
CDs	70,039	814	4.65%
Other borrowings	5,578	53	3.78%
Total	$84,297	911	4.32%

Net interest income		$1,118
Net yield on earning assets			4.66%

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 4.11% during the three month period ended June 30, 2005.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$2,236	$19	3.40%
Securities	13,522	137	4.05%
Loans	44,613	939	8.42%
Total	$60,371	1,095	7.26%
Transactional accounts	$2,017	6	1.19%
Savings	6,263	35	2.24%
CDs	41,380	393	3.80%
Other borrowings	4,635	41	3.54%
Total	$54,295	475	3.50%

Net interest income		$620
Net yield on earning assets			4.11%

b.
For the three month period ended June 30, 2006, non-interest income amounted to $42,631, or .18% of average assets. For the three month period ended June 30, 2005, non-interest income amounted to $21,152 or .13% of average assets.

c.
During the three month period ended June 30, 2006, the provision for loan losses was $129,000. We had net charge-offs of $1,725 for the three months ended June 30, 2006. During the three month period ended June 30, 2005, the provision for loan losses was $99,000.

d.
The Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share Based Payment effective January 1, 2006, using the modified- prospective-transition method. For options and warrants outstanding as of December 31, 2005, the impact upon adoption was to reduce net income for the three months ended June 30, 2006 by $100,000.

Index
e.
The provision for income taxes for the three months ended June 30, 2006 was $83,000. The amount provided takes into account $100,000 of stock compensation expense for which an income tax benefit will not be received.

Liquidity

Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity. The June 30, 2006 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $4.1 million, representing 3.83% of total assets.

Investment securities available-for-sale, which amounted to $19.5 million, or 18.03% of total assets at June30, 2006, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs. At June 30, 2006, we had access to unused lines of credit totaling $7.9 million.

We draw deposits primarily from our local market area. However, when we deem it necessary and prudent we will access deposit markets other than the local market for sources of funds. These deposits can include "brokered" deposits and deposits generated from other sources, including internet sources.

Freedom Bank of Georgia is a member of the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank of Atlanta provides funds for real estate-related lending and to promote home ownership. We use advances from the Federal Home Loan Bank of Atlanta to fund loans and as a tool to manage our interest rate risk. At June 30, 2006 we had advances outstanding of $5.5 million. We had access to additional advances up to $10.7 million.

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

Capital Resources

Total shareholders' equity decreased from $11,152,396 at December 31, 2005 to $11,103,506 at June30, 2006. The decrease is due to net income for the six months ended June 30, 2006 of $34,089, an after-tax decrease of $(262,412) in the fair value of securities available-for-sale, an after tax decrease of $(20,567) in the fair value of an interest rate floor, and an increase in surplus from the recognition of stock compensation expense of $200,000.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of June30, 2006.

The following table summarizes our risk-based capital at June 30, 2006:

	Freedom Bank June 30, 2006	Freedom Bancshares, Inc. June 30, 2006	Regulatory Requirement

Leverage ratio	11.04%	11.43%	4.0%
Risk weighted ratio	12.83%	13.29%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. Freedom Bank's leverage ratio of 11.04 % and risk-weighted ratio of 12.83 % are well above the required minimums.

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

We held our Annual Meeting of Shareholders on May 10, 2006, where the following three directors were elected to serve a three-year term expiring at the 2009 Annual Meeting of Shareholders and upon the election and qualification of their successors: Donald S. Shubert; Ronald R. Silva, Jr.; and Harold L. Swindell. There were no broker votes. The votes were as follows:

	FOR	AGAINST	WITHHELD

Donald S. Shubert	730,012	0	0
Ronald R. Silva, Jr.	730,012	0	0
Harold L. Swindell	730,012	0	0

The terms of our Class I Directors - Harold C. Davis, Thomas H. Hardy, James S. Purcell and Verlin L. Reece - will continue until the 2007 Annual Meeting of Shareholders and upon the election and qualification of their successors. The terms of our Class II Directors - Richard S. Adams, Sr., William Keith Ariail, Claude Philip Brown and Vincent D. Cater - will continue until the 2008 Annual Meeting of Shareholders and upon the election and qualification of their successors.

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

Freedom Bancshares, Inc.
(Registrant)

August 14, 2006	/s/ Vincent D. Cater
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2006	/s/ Clyde A. McArthur
Chief Financial Officer
(Principal Accounting Officer)