Form 10QSB
period 2006-09-30
FREEDOM BANCSHARES INC
filed 2006-11-14
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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

November 14, 2006: 1,238,789 shares outstanding, $1.00 par value

Transitional Small Business Disclosure Format Yes ☐ No ☒

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Index

Part I.	Financial Information
Item 1.	Financial Statements

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Unaudited)
Assets	2006	2005

Cash and due from banks	$1,821,605	$1,462,439
Interest bearing deposits in banks	277,252	51,627
Federal funds sold	1,926,708	193,258
Securities available for sale, at fair value	20,499,733	16,119,530
Loans, less allowance for loan losses of $1,113,711 and $830,678, respectively	91,060,451	59,947,329
Property and equipment, net	2,872,782	2,850,864
Federal Home Loan Bank stock	885,100	325,700
Accrued interest receivable	1,135,664	717,210
Other assets	968,833	939,059

Total assets	$121,448,128	$82,607,016

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$7,143,887	$4,976,663
Interest-bearing	85,970,220	61,549,630
Total deposits	93,114,107	66,526,293
Federal funds purchased	-	185,000
Federal Home Loan Bank advances	16,000,000	4,500,000
Accrued interest payable	375,310	175,904
Other liabilities	370,007	67,423
Total liabilities	109,859,424	71,454,620

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $1.00 par value; 10,000,000 shares authorized; 1,238,789 shares issued and outstanding	1,238,789	1,238,789
Additional paid-in capital	11,561,743	11,281,743
Accumulated deficit	(991,633)	(1,155,622)
Accumulated other comprehensive loss	(220,195)	(212,514)
Total stockholders' equity	11,588,704	11,152,396

Total liabilities and stockholders' equity	$121,448,128	$82,607,016

See Notes to Consolidated Financial Statements

Index
FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Interest income:
Loans	$2,113,800	$1,056,021	$5,346,103	$2,670,318
Taxable securities	240,834	141,067	617,724	384,278
Federal funds sold	64,957	56,307	138,372	86,747
Other	24,479	-	36,088	-
Total interest income	2,444,070	1,253,395	6,138,287	3,141,343

Interest expense:
Deposits	1,028,635	508,560	2,548,502	1,233,552
Other borrowings	149,981	43,841	252,782	116,829
Total interest expense	1,178,616	552,401	2,801,284	1,350,381

Net interest income	1,265,454	700,994	3,337,003	1,790,962
Provision for loan losses	94,000	63,350	291,500	257,350
Net interest income after provision for loan losses	1,171,454	637,644	3,045,503	1,533,612

Other income:
Service charges on deposit accounts	31,445	12,871	81,539	41,143
Other operating income	15,709	7,302	48,516	23,968
Total other income	47,154	20,173	130,055	65,111

Other expenses:
Salaries and other employee benefits	519,156	336,842	1,474,116	917,246
Occupancy and equipment expenses	124,828	86,953	359,737	243,951
Other operating expenses	315,724	179,708	905,316	537,452
Total other expenses	959,708	603,503	2,739,169	1,698,649

Income (loss) before income taxes	258,900	54,314	436,389	(99,926)

Income tax expense	129,000	-	272,400	-

Net income (loss)	$129,900	$54,314	$163,989	$(99,926)

Basic earnings (losses) per share	$0.10	$0.06	$0.13	$(0.10)

Diluted earnings (losses) per share	$0.10	$0.05	$0.13	$(0.10)

Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Net imcome (loss)	$129,900	$54,314	$163,989	$(99,926)

Other comprehensive income (loss)

Unrealized gains (losses) on securities available for sale, net of tax	275,298	(104,397)	12,886	(114,057)

Unrealized loss on interest rate floor, net of tax	-	-	(20,567)	-

Other comprehensive income (loss)	275,298	(104,397)	(7,681)	(114,057)

Comprehensive income (loss)	$405,198	$(50,083)	$156,308	$(213,983)

See Notes to Consolidated Financial Statements

Index
FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$163,989	$(99,926)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion on securities	123,171	12,431
Depreciation	216,947	139,505
Provision for loan losses	291,500	257,350
Stock compensation expense	280,000	-
Loss on disposal of equipment	4,817	-
Increase in interest receivable	(418,454)	(205,600)
Increase in interest payable	199,406	107,182
Increase in other assets	(58,929)	(17,418)
Increase in other liabilities	302,584	62,996
Net cash provided by operating activities	1,105,031	256,520

INVESTING ACTIVITIES
Purchases of securities available for sale	(6,350,867)	(8,984,839)
Proceeds from maturities and paydowns of securities available for sale	1,868,967	1,760,797
Purchase of Federal Home Loan Bank stock	(559,400)	(76,500)
Net increase in loans	(31,404,622)	(19,513,291)
Purchases of premises and equipment	(243,682)	(799,276)
Net cash used in investing activities	(36,689,604)	(27,613,109)

FINANCING ACTIVITIES
Net increase in deposits	26,587,814	24,096,116
Proceeds from FHLB advances	11,500,000	1,300,000
Decrease in federal funds purchased	(185,000)	-
Proceeds from sale of common stock	-	3,116,500
Net cash provided by financing activities	37,902,814	28,512,616

Net increase in cash and cash equivalents	2,318,241	1,156,027

Cash and cash equivalents at beginning of period	1,707,324	4,408,655

Cash and cash equivalents at end of period	$4,025,565	$5,564,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,601,878	$1,243,199

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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

Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2005.

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

The Company’s articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock (“Common Stock”). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of September 30, 2006, there were 1,238,789 shares of the Company’s Common Stock issued and outstanding.

The Company’s articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock (“Preferred Stock”). The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of September 30, 2006, no shares of the Company’s Preferred Stock were issued or outstanding.

In connection with the Company’s formation and Offering, 184,140 stock warrants were awarded to the Company’s organizers. Each warrant entitles its owner to purchase one share of Common Stock for a price of $10.00. The warrants vest in one-third annual increments over a three-year period beginning on the one-year anniversary of the date that the Company first issued its common stock. Warrants are exercisable for a period of no more than ten years from November 19, 2003 or no more than ninety days after a warrant holder ceases to be either a director or senior executive of the Company, whichever period is shorter.

The Company originally reserved up to 80,000 shares of Common Stock for issuance under a stock incentive option plan. On May 20, 2004 the shareholders of the Company approved an amendment to the stock incentive option plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company’s Personnel and Compensation Committee (the “Committee”). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of September 30, 2006, the Company had 119,500 options outstanding.

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

Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At September 30, 2006 and December 31, 2005, cash and cash equivalents amounted to $4,025,565 and $1,707,324, respectively.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at September 30, 2006 and December 31, 2005.

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

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of September 30, 2006, no valuation allowances were provided for deferred tax assets.

Stock-Based Compensation. At September 30, 2006, the Company has two stock-based employee/director compensation plans which are more fully described in Note 11 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2005. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee/director compensation cost was recognized in the Statement of Operations for the year ended December 31, 2005, nor in the three and nine month periods ended September 30, 2005, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first nine months and third quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three and nine months ended September 30, 2006, are $80,000 and $280,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25.

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

The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of Statement 123 to options and warrants granted under the Company’s stock option and warrant plans for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005

Net income (loss), as reported	$54,314	$(99,926)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(279,902)	(400,920)

Pro forma net loss	$(225,588)	$(500,846)

Earnings (losses) per share:
Basic - as reported	$0.06	$(0.10)
Basic - pro forma	$(0.21)	$(0.52)
Diluted - as reported	$0.05	$(0.10)
Diluted - pro forma	$(0.21)	$(0.52)

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

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.60%	4.49%
Expected life of the options	6.93 years	10 years
Expected dividends (as a percentage of the fair value of the stock)	0%	0%
Expected volatility	24%	18%
Weighted-average grant date fair value	$4.27	$4.79

At September 30, 2006, there was $254,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.2 years.

Index

A summary of the status of the fixed stock option and warrant plans at September 30, 2006 and changes during the three and nine month periods ended September 30, 2006 follows:

	Three Months Ended September 30, 2006
	Number	Weighted- average Exercise Price	Weighted-average Remaining Contractual Life
Under option, beginning of period	303,640	$10.16
Granted	-	-
Exercised	-	-
Forfeited	-	-
Under option, end of period	303,640	10.16	7.54 years
Exercisable at end of period	181,793	10.04	7.39 years

	Nine Months Ended September 30, 2006
	Number	Weighted- average Exercise Price
Under option, beginning of period	280,840	$10.05
Granted	23,300	11.50
Exercised	-	-
Forfeited	(500)	11.50
Under option, end of period	303,640	10.16
Exercisable at end of period	181,793	10.04

Shares available for future stock option grants to employees under existing plans was 40,500 at September 30, 2006. At September 30, 2006, the aggregate intrinsic value of options and warrants outstanding was $559,000, and the aggregate intrinsic value of options and warrants exercisable was $356,000. Total intrinsic value of options and warrants exercised was $-0- for the three and nine month periods ended September 30, 2006.

A summary of the status of the nonvested options and warrants in the fixed stock option and warrant plans at September 30, 2006 and changes during the three and nine month periods ended September 30, 2006 follows:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Number	Weighted- average Grant-Date Fair Value	Number	Weighted- average Grant-Date Fair Value
Nonvested, beginning of period	122,200	$4.51	187,689	$4.56
Granted	-	-	23,300	4.27
Vested	(353)	4.67	(88,642)	4.56
Forfeited		-	(500)	4.79
Nonvested, end of period	121,847	4.51	121,847	4.51

Index

A further summary of the options and warrants outstanding at September 30, 2006 follows:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number	Weighted-average Contractual Life in Years	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price

$10.00 - $11.50	303,640	7.54 years	$10.16	181,793	$10.04

Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net income (loss) was reconciled to net cash flows from operating activities by adjusting for the effects of short-term assets and liabilities.

NOTE 4.	EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. Weighted average shares outstanding and potential common shares for the three and nine month periods ended September 30, 2006 were 1,254,789 and 1,243,128, respectively.. Weighted average shares outstanding and potential common shares for the three and nine month periods ended September 30, 2005 were 1,106,768 and 989,415, respectively.

NOTE 5.	RECENT ACCOUNTING PRONOUNCEMENTS

Other than the effects of the adoption of FASB Statement No. 123(R), as discussed in Note 3, there are no recent accounting pronouncements that have had, or are expected to have, a material impact on the Company’s financial condition, results of operations or cash flows.

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

Due to the likelihood of sufficient future taxable income and achieving cumulative profitability, all valuation allowances were reversed in the fourth quarter of 2005. As of September 30, 2006, deferred income taxes of $841,660 are included in other assets. Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

Overview

On February 17, 2004, we opened for business in a temporary facility at 3165 Maysville Road, Commerce, Georgia. We subsequently broke ground for construction of our permanent facility, which we opened on November 22, 2004. This facility is a 6,350-square-foot, full service banking facility.

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

On February 21, 2006 we purchased 1.649 acres of land at the corner of B. Wilson Road and Westwood Drive in Commerce, Jackson County, Georgia. This land was to be used for the construction of an operations center for the Bank. Due to the subsequent purchase as discussed below, it is our intention to sell this property.

On March 1, 2006 we opened a Loan Production Office in Barrow County at 206 Resource Lane, Winder, GA.

On October 6, 2006, we purchased a 10,000 square foot building located in Commerce, Georgia from another financial institution at a cost of $535,000. The building will serve as the Bank’s operations center. We anticipate moving into these facilities in February of 2007. On October 19, 2006, we entered into a contractual obligation with another financial institution to purchase an existing branch facility in Winder, Georgia at a cost of $2,209,200. The purchase of this branch facility is expected to close in January of 2007. Subject to regulatory approval, we intend to close our Winder loan production office and open a full service branch in this facility in March of 2007.

Index

Financial Condition

At September 30, 2006, total assets of Freedom Bancshares, Inc. were $121,448,128. Deposits at September 30, 2006 totaled $93,114,107. At September 30, 2006, loans totaled $92,174,162; securities totaled $20,499,733; and federal funds sold totaled $1,926,708. At September 30, 2006, other borrowings totaled $16,000,000. Other borrowings consist solely of advances from the Federal Home Loan Bank of Atlanta.

Investment securities available-for-sale totaled $20,499,733 at September 30, 2006. These investments consisted of $8,616,720 in US agency securities and $11,883,013 in mortgage-backed securities issued by government or government-backed agencies. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we invest in traditional government agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at September 30, 2006.

Gross loans totaled $92,174,162 at September 30, 2006. Net loans totaled $91,060,451 at September 30, 2006. The majority of our loans are secured by real estate. Balances within the major loan categories as of September 30, 2006 were as follows:

Composition of Loan Portfolio
September 30, 2006

Category	Amount	Percent of Total

Construction loans	$41,858,000	45.41%
Other real estate loans	39,630,000	42.99%
Commercial loans	7,361,000	7.99%
Other loans	3,325,162	3.61%
	92,174,162	100.00%
Allowance for loan losses	(1,113,711)
	$91,060,451

We expect to continue to fund loan growth from our deposit growth and increased FHLB borrowings. We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2006.

Our total equity was $11,588,704 at September 30, 2006. Equity consisted of common stock and surplus, an accumulated deficit at December 31, 2005 of $(1,155,622); net income for the nine months ended September 30, 2006 of $163,989; a increase in market value of securities available-for-sale, net of tax, of $12,886; and a decrease in the market value of an interest rate floor, net of tax, of $(20,567).

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

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

Net income for the nine month period ended September 30, 2006 amounted to $163,989, or $.13 per basic and diluted share. Net loss for the nine month period ended September 30, 2005 amounted to $(99,926), or $(.10) per basic and diluted share. Following is a brief discussion concerning our operational results for the nine month periods ended September 30, 2006 and 2005.

Index

a.
Interest income, which represents interest received on interest earning assets, was $6,138,287 for the nine month period ended September 30, 2006 and $3,141,343 for the nine month period ended September 30, 2005. The cost of funds, which represents interest paid on deposits and borrowings, was $ 2,801,284 for the nine month period ended September 30, 2006 and $1,350,381 for the nine month period ended September 30, 2005.

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 4.57% during the nine month period ended September 30, 2006.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$3,571	$138	5.17%
Securities	18,624	618	4.42%
Loans	74,363	5,346	9.59%
Other	746	36	6.45%
Total	$97,304	6,138	8.41%

Transactional accounts	$7,636	129	2.25%
Savings	827	9	1.44%
CDs	83,385	2,410	3.85%
Other borrowings	7,947	253	4.24%
Total	$99,795	2,801	3.74%

Net interest income		$3,337
Net yield on earning assets			4.57%

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 3.87% during the nine month period ended September 30, 2005.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$3,619	$87	3.20%
Securities	12,902	384	3.97%
Loans	45,180	2,670	7.88%
Total	$61,701	3,141	6.79%

Transactional accounts	$1,803	16	1.21%
Savings	6,900	103	1.99%
CDs	41,235	1,114	3.60%
Other borrowings	4,524	117	3.44%
Total	$54,462	1,350	3.31%

Net interest income		$1,791
Net yield on earning assets			3.87%

Index

b.
For the nine month period ended September 30, 2006, non-interest income amounted to $130,055 or .13% of average assets. For the nine month period ended September 30, 2005, non-interest income amounted to $65,111 or .12% of average assets. Because the Bank is in a growth mode, it prices its services very competitively in order to grow deposits.

c.
During the nine month period ended September 30, 2006, the provision for loan losses was $291,500. We had net charge-offs of $8,467 for the nine months ended September 30, 2006. During the nine month period ended September 30, 2005, the provision for loan losses was $257,350. The allowance for loan losses as a percentage of gross loans was at 1.22% on September 30, 2006. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

d.
The Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share Based Payment effective January 1, 2006, using the modified- prospective-transition method. For options and warrants outstanding as of December 31, 2005, the impact upon adoption was to reduce net income for the nine months ended September 30, 2006 by $280,000. Net income is anticipated to be approximately $395,000 lower for the year ended December 31, 2006 related to those options and warrants. The Company granted an additional 23,300 options in the first nine months of 2006. In prior periods, the Company accounted for stock options and warrants under the provisions of APB No. 25, Accounting for Stock Issued to Employees. Because the options and warrants were granted at fair market value on the date of grant, no expense was recorded for stock options and warrant in prior periods. No modifications were made to outstanding options and warrants prior to the adoption of Statement 123R and there have been no significant changes to valuation methodologies or assumptions. There have not been any significant changes in the quantity, types or terms of instruments used in share-based payment programs. At September 30, 2006, total compensation cost related to nonvested awards not yet recognized is approximately $254,000 which is expected to be recognized over a weighted average period of 1.2 years.

e.
The provision for income taxes for the nine months ended September 30, 2006 was $272,400. The amount provided takes into account $280,000 of stock compensation expense for which an income tax benefit will not be received.

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Net income for the three month period ended September 30, 2006 amounted to $129,900, or $.10 per basic and diluted share. Net income for the three month period ended September 30, 2005 amounted to $54,314, or $.06 per basic share and $.05 per diluted share. Following is a brief discussion concerning our operational results for the three month periods ended September 30, 2006 and 2005.

a.
Interest income, which represents interest received on interest earning assets, was $2,444,070 for the three month period ended September 30, 2006 and $1,253,395 for the three month period ended September 30, 2005. The cost of funds, which represents interest paid on deposits and borrowings, was $1,178,116 for the three month period ended September 30, 2006 and $552,401 for the three month period ended September 30, 2005.

Index

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 4.52 % during the three month period ended September 30, 2006.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$4,771	$65	5.45%
Securities	20,679	241	4.66%
Loans	85,243	2,114	9.92%
Other	1,175	24	8.33%
Total	$111,868	2,444	8.74%

Transactional accounts	$7,419	49	2.64%
Savings	852	3	1.47%
CDs	77,838	977	5.02%
Other borrowings	12,698	150	4.72%
Total	$98,807	1,179	4.77%

Net interest income		$1,265
Net yield on earning assets			4.52%

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 3.92% during the three month period ended September 30, 2005.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$6,240	$56	3.61%
Securities	14,120	141	4.00%
Loans	51,260	1,056	8.24%
Total	$71,620	1,253	7.00%

Transactional accounts	$1,943	6	1.20%
Savings	6,846	35	2.07%
CDs	48,757	467	3.83%
Other borrowings	5,002	44	3.51%
Total	$62,548	552	3.53%

Net interest income		$701
Net yield on earning assets			3.92%

b.
For the three month period ended September 30, 2006, non-interest income amounted to $47,154, or .04% of average assets. For the three month period ended September 30, 2005, non-interest income amounted to $20,173 or .03% of average assets.

c.
During the three month period ended September 30, 2006, the provision for loan losses was $94,000. We had net charge-offs of $5,861 for the three months ended September 30, 2006. During the three month period ended September 30, 2005, the provision for loan losses was $63,350.

Index

d.
The Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share Based Payment effective January 1, 2006, using the modified- prospective-transition method. For options and warrants outstanding as of December 31, 2005, the impact upon adoption was to reduce net income for the three months ended September 30, 2006 by $80,000.

e.
The provision for income taxes for the three months ended September 30, 2006 was $129,000. The amount provided takes into account $80,000 of stock compensation expense for which an income tax benefit will not be received.

Liquidity

Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity. The September 30, 2006 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $4.0 million, representing 3.31% of total assets.

Investment securities available-for-sale, which amounted to $20.5 million, or 16.88% of total assets at September 30, 2006, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs. At September 30, 2006, we had access to unused lines of credit totaling $7.9 million.

We draw deposits primarily from our local market area. However, when we deem it necessary and prudent we will access deposit markets other than the local market for sources of funds. These deposits can include “brokered” deposits and deposits generated from other sources, including internet sources.

Freedom Bank of Georgia is a member of the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank of Atlanta provides funds for real estate-related lending and to promote home ownership. We use advances from the Federal Home Loan Bank of Atlanta to fund loans and as a tool to manage our interest rate risk. At September 30, 2006 we had advances outstanding of $16.0 million. We had access to additional advances up to $2.2 million.

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

Capital Resources

Total shareholders’ equity increased from $11,152,396 at December 31, 2005 to $11,588,704 at September 30, 2006. The increase is due to net income for the nine months ended September 30, 2006 of $163,989, an after-tax increase of $12,886 in the fair value of securities available-for-sale, an after tax decrease of $(20,567) in the fair value of an interest rate floor, and an increase in surplus from the recognition of stock compensation expense of $280,000.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2006.

The following table summarizes our risk-based capital at September 30, 2006:

	Freedom Bank September 30, 2006	Freedom Bancshares, Inc. September 30, 2006	Regulatory Requirement

Leverage ratio	9.71%	10.05%	4.0%
Risk weighted ratio	11.59%	11.99%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. Freedom Bank’s leverage ratio of 9.71% and risk-weighted ratio of 11.59 % are well above the required minimums.

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

Freedom Bancshares, Inc.
(Registrant)

November 14, 2006	/s/ Vincent D. Cater
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2006	/s/ Clyde A. McArthur
Chief Financial Officer
(Principal Accounting Officer)