Form 10KSB
period 2006-12-31
FREEDOM BANCSHARES INC
filed 2007-04-02
CIK 1216997

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission file number _____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒
State issuer’s revenues for its most recent fiscal year:          $8,953,389

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:  $ 13,758,342.75 based on 932,769 shares at $14.75 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  1,248,789     shares as of March 30, 2006.

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

The Bank’s loan portfolio is comprised of the following:

Loan Category	Ratio
Real estate related loans		89.1%
Commercial real estate	29.8%
Construction and development	47.4%
Residential real estate	11.9%
Commercial loans		7.2%
Consumer loans		3.7%

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

Employees

The Bank has 34 full-time equivalent employees. We do not expect the Company to have any employees who are not also employees of the Bank.

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

In addition to the permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered financial in nature:

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

On December 18, 2006, the SEC and the Federal Reserve issued joint proposed rules, which would implement the “broker” exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act. The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for the Bank’s customers as part of its trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

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

FDIC Insurance Assessments The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007.

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

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in Freedom Bank’s financial statements and regulatory reports. Because of its significance, Freedom Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. Freedom Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis - Control Accounting Policies.”

Commercial Real Estate Lending. Freedom Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. Freedom Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identify theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•
Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•
Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Freedom Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the:

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006, our ratio of total capital to risk-weighted assets was 11.7% and our ratio of Tier 1 Capital to risk-weighted assets was 10.6.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 9.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

At December 31, 2006, Freedom Bank could not pay cash dividends without prior regulatory approval.

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

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”). Among other things, FDIRA changes the federal deposit insurance system by:

•	raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

•
the FDIC and the National Credit Union Administration are authorized to index deposit insurance coverage for inflation, for standard accounts and qualifying retirement accounts, every five years beginning April 1, 2007;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Financial Services Regulatory Relief Act

President Bush signed the Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) into law on October 13, 2006. The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders. These changes have eliminated the statutory requirements for (1) the report to the Board of Directors when an executive officer becomes indebted to another institution in an aggregate amount that is greater than the officer would receive from his or her own institution; (2) the report filed by the institution that listed all credits made to executive officers since the previous report of condition; and (3) the report to the Board of Directors that is required when an executive officer or a principal shareholder become indebted to a correspondent bank.

The Regulatory Relief Act increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million. The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA’s are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval. Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms, and banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

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

The Bank’s main office is located at 3165 Maysville Road in Commerce, Georgia. The facility is a one-story brick building with traditional bank architecture consisting of 6,500 square feet of temperature-controlled area, three drive-up enclosures and an automated teller machine. We also operate full service branches in Jefferson, the county seat of Jackson County, Georgia and Homer, the county seat of Banks County, Georgia. These offices are located at 1057 Winder Highway, Jefferson, GA, 30549 and 185 Oak St., Homer, GA. 30547, respectively. Both offices are leased, one story stand alone facilities, with night depositories, drive-up teller stations and automated teller machines. We have a Loan Production Office in Winder, GA at 206 Resource Lane, Winder, 30680. This is a leased facility. On January 12, 2007 we purchased an existing bank branch located at 20 W. May Street in Winder, Georgia from Branch Banking and Trust. We will occupy this building sometime in early 2007 and close our Loan Production Office. We also operate an Operations Center located at 135 Wolton Road in Commerce, Georgia. This property is owned by the Bank.

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

On March 30, 2006, the Company had approximately 487 shareholders of record who owned an aggregate of 1,248,789 shares.

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

This discussion describes our results of operations for 2006 and 2005 and also analyzes our financial condition as of December 31, 2006 and 2005.

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

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances” table shows the average balances during 2006 and 2005 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a discussion and tabular illustration of our interest rate sensitivity under “Asset/Liability Management.” Finally, we have included a number of tables along with this discussion that provide details about our securities, our loans, and our deposits.

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

Our ownership consists of 485 primarily local shareholders. We believe that local ownership and control allows us to emphasize the needs of our local communities while delivering products and services tailored to local needs. The Bank emphasizes real estate lending to take advantage of the population growth in our market areas. We aggressively market our products and services to small- to medium-sized businesses, professional concerns and individual consumers.

Our 2006 results were highlighted by the continuation of asset growth, pre tax earnings of $615,000, and the opening of a loan production office in Winder, Georgia. Our growth continues to exceed our projections as we finished 2006 with over $132,000,000 in assets. The reported pre tax earnings also include additional expenses of $403,000 for stock-based compensation which was not required to be recognized in prior years.

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

For the year ended December 31, 2006, we reported consolidated net income of $240,377 compared to net income of $707,967 for the year ended December 31, 2005. Diluted earnings per share for 2006 was $0.19 as compared to $0.66 for 2005. The decrease is due primarily to the recognition of stock-based compensation and increased income tax expense During 2006 and 2005, we funded our provision for loan losses commensurate with the growth and loan classifications in our loan portfolio. Our operating expenses increased substantially in 2006 as a result of our growth and branch expansion. See “Results of Operations” in this discussion for more details as to the factors, which affect our performance.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements as of and for the year ended December 31, 2006. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions. Management believes that the allowance for loan losses, the accounting for deferred income taxes, and stock-based compensation assumptions are the most critical accounting policies upon which the Company’s financial condition depends. The allowance for loan losses, the recognition of deferred taxes, and the recognition of stock-based compensation involve the most complex and subjective decisions and assessments that management must make.

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

Deferred Tax Assets: Generally, a valuation allowance for deferred tax assets is recorded when it is more likely than not there will be insufficient future taxable income to recognize the asset. Due to the likelihood of sufficient future taxable income and achieving cumulative profitability, we reversed the $698,000 valuation allowance in the fourth quarter of 2005 and recorded an income tax benefit of the same amount. As of December 31, 2006, we have a current income tax liability of $104,000 and have utilized all net operating loss carryforwards. Changes in the estimate about future taxable income could significantly affect our determination of the necessity for all or a portion of a valuation allowance.

Stock-based compensation: The assumptions used in the determination of the fair value of stock options granted ultimately determine the recognition of stock-based compensation expense. The short-cut method was used to determine the expected life of the options. This method, as prescribed by SAB Topic 14.D.2, calculates the expected term based on the midpoint between the vesting date of the option and the end of the contractual term. Expected volatility was determined by using a combination of a calculated value based upon expected volatility of similar entities and on the historical volatility of the Company’s stock. Risk-free interest rates for periods within the contractual life of the option are based upon the U.S. Treasury yield curve in effect at the time of the grant. Because of the need to retain capital for expected growth and past history, the expected dividend rate is 0%. These assumptions have a significant impact on the amount of expense recognized for stock-based compensation.

Financial Condition at December 31, 2006 and 2005

Overview

As of December 31, 2006, total assets were $132,630,675, deposits totaled $104,201,532 and Federal Home Loan advances totaled $16,000,000. Deposit growth and increased funds from FHLB borrowings were primarily invested in loans and securities. We expect that loan and deposit growth will continue to be strong in 2007. This expected growth is not uncommon for de novo banks.

Interest-Earning Assets

In banking, the predominant interest-earning assets are loans and securities. The proportion of interest earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning assets. The following discussion focuses on loans, the related allowance for loan losses, and securities.

Loans. The amount of loans outstanding as of December 31, 2006 and 2005 is shown in the following table according to the type of loan.

	December 31,
	2006		2005
Category	Amount	Percent of Total	Amount	Percent of Total
	Dollars (in Thousands)

Construction loans	$48,733	47.40%	$15,996	26.31%
Other real estate loans	42,812	41.64%	38,202	62.84%
Commercial loans	7,435	7.23%	4,132	6.80%
Other loans	3,841	3.73%	2,458	4.05%
Gross loans	102,821	100.00%	60,788	100.00%
Less deferred loan fees	(29)		(10)
Allowance for loan losses	(1,195)		(831)
Net loans	$101,597		$59,947

We have 89.04% of our loan portfolio collateralized by real estate. This is in keeping with our philosophy of concentrating on real estate collateralized loans. A breakdown of our real estate loan portfolio is as follows: Our construction and land development loans, which comprise 47.40% of the loan portfolio, consists of loans primarily collateralized by one to four family residential properties. Other real estate loans comprise 41.64% of the loan portfolio. We generally require that loans collateralized by real estate not exceed customary collateral values.

The remaining 10.96% of the loan portfolio consists of commercial and consumer loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

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

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of borrowers and monitoring the borrowers’ financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure by prohibiting loan relationships that exceed 25% of the Bank’s statutory capital and surplus, or $2,987,500 as of December 31, 2006.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2006 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

Category	Dollars (in Thousands)

Construction loans
One year or less	$47,302
After one year through five years	1,431
After five years	0
48,733
Other real estate loans
One year or less	$25,535
After one year through five years	17,277
After five years	0
42,812
Commercial loans
One year or less	$4,365
After one year through five years	3,065
After five years	5
7,435
Consumer and other loans
One year or less	$2,528
After one year through five years	1,311
After five years	2
3,841

Gross loans	$102,821

The following table summarizes loans at December 31, 2006 with the due dates after one year that have predetermined and floating or adjustable interest rates.

Dollars (in Thousands)

Predetermined fixed rates	$16,903
Floating or adjustable rate loans	6,188
$23,091

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

Information with respect to nonaccrual, past due and restructured loans as of December 31, 2006 and 2005 is as follows:

	December 31,
	2006	2005
	Dollars (in Thousands)

Nonaccrual loans	$807	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	2	0
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

The provision for loan losses charged to expense was $403,500 in 2006 as compared to $321,500 in 2005. The amounts provided were due primarily to the growth of the portfolio. Net charge-offs were $39,225 in 2006 as compared to $5,822 in 2005. Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible, including current nonperforming loans Our evaluation considers the credit quality of our loan portfolio, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay. As of December 31, 2006, we had nonperforming loans of $807,000 as compared to no nonperforming loans at December 31, 2005. The allowance for loan losses as a percentage of total loans was 1.16% and 1.37% at December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

Loan Category	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	2006		2005
	Dollars (in Thousands)

Construction	$418	47.40%	$291	26.31%
Other real estate	538	41.64%	374	62.86%
Commercial	180	7.23%	125	6.80%
Other loans	59	3.73%	41	4.03%
Total loans	$1,195	100.00%	$831	100.00%

Summary of Loan Loss Experience

The following table summarizes average loan balances for the year determined using the daily average balances during the year for 2006 and 2005; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

	2006	2005
	(Dollars in Thousands)

Average amount of loans outstanding	$80,492	$48,150
Balance of allowance for loan losses at beginning of period	831	515
Loans charged off - consumer installment and other	(49)	(6)
Loans recovered - consumer installment and other	9	-
Net charge-offs	(40)	(6)
Additions to the allowance charged to operating expense during period	$404	$322
Balance of allowance for loan losses at end of period	$1,195	$831

Ratio of net loans charged off during the period to average loans outstanding	.05%	.01%

Securities

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,
	2006	2005
	(Dollars in Thousands)
Debt securities:
U.S. Agency securities	$9,118	$5,089
Mortgage backed securities	11,736	11,031
	$20,854	$16,120

Maturities

The amounts of debt securities as of December 31, 2006 are shown in the following table according to contractual maturities.

	U.S. Agency Securities		Mortgage-backed Securities
	Amount	Yield (1)	Amount	Yield (1)
	Dollars (in Thousands)

Maturity:
One year or less	$738	3.88%	$-	-%
After one year through five years	1,986	4.43%	2,714	3.84%
After five years through ten years	6,394	5.53%	3,497	4.26%
After ten years	-	-%	5,525	5.03%
	$9,118	5.16%	$11,736	4.53%

(1)
Yields were computed using coupon interest rates, including discount accretion and premium amortization. The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

Interest-Bearing Liabilities

Our primary source of funds is deposits. We offer an attractive selection of deposit products with competitive interest rates and we emphasize quality customer service. These factors have helped us to attract significant local deposits. Emphasis has been placed upon attracting both commercial and consumer deposits. We intend to continue to expand our local deposit base as one component of our asset funding strategy. We also access other deposit markets, including out of market deposits, when the local market does not provide sufficient funds to meet our loan demand. We also have access to “brokered” deposit markets but as of December 31, 2006 we had not accessed the “brokered” deposit market.

The Bank is a member of the Federal Home Loan Bank of Atlanta, and we are eligible to receive advances from the Federal Home Loan Bank of Atlanta subject to prior approval of each advance. At December 31, 2006, we had $16,000,000 in advances outstanding and access to additional advances of approximately $12.5 million. We use these Federal Home Loan Bank of Atlanta advances for both short and long term funding needs.

Additionally, we have Federal funds lines with correspondent banks totaling $7,900,000. We utilize these lines for short term liquidity needs, generally for 7 days or less. We had no borrowings outstanding on these lines at December 31, 2006.

Deposits

Average non-interest bearing deposits in 2006 accounted for 6.91% of average total deposits compared to 5.72% in 2005. We aggressively market our non-interest bearing deposit products, but these types of deposits are typically a smaller percentage of a new bank’s deposit base than they are for established banks.

Below is a table that summarizes our deposit base for the years ended 2006 and 2005. Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of operations is presented below.(1)

	2006			2005
Category	Average Balances (in Thousands)	Percentage of Deposits	Rates Paid	Average Balances (in Thousands)	Percentage of Deposits	Rates Paid

Noninterest-bearing demand deposits	$6,033	6.91%		$3,176	5.72%
Interest-bearing demand deposits and savings	8,520	9.76%	2.27%	8,731	15.71%	1.84%
Time deposits	72,773	83.33%	4.83%	43,651	78.57%	3.71%
Total deposits	$87,326	100.00%		$55,558	100.00%

(1)	Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2006 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

Dollars (in Thousands)

Three months or less	$12,910
Over three through six months	5,996
Over six through twelve months	15,582
Over twelve months	8,312
Total	$42,800

Other Funding Sources

At December 31, 2006, we had the following Federal Home Loan Bank of Atlanta advances outstanding.

Amount	Maturity Date	Current Rate

$ 3,500,000	September 24, 2007	5.50%
2,500,000	January 30, 2007	3.82%
5,000,000	July 3, 2008	5.41%
5,000,000	August 4, 2008	5.40%
$ 16,000,000

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

At December 31, 2006, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our shareholders’ equity increased from $11,152,396 at December 31, 2005 to $11,819,239 at December 31, 2006 due to net income of $240,377, stock-based compensation included in net income and credited to additional paid-in capital of $403,392, a decrease in unrealized losses on securities available for sale, net of tax, of $46,479, and a decrease in unrealized losses on an interest rate of floor, net of tax, of $23,405 which have been recorded as a component of accumulated comprehensive loss in stockholders’ equity.

In the future, the primary source of funds available to the Company will be the payment of dividends by the Bank. Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency. Currently, no dividends can be paid by the Bank to the Company without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of December 31, 2006 are as follows:

	Bank Capital Percentages	Regulatory Requirements

Leverage Capital Ratio	9.0%	5.00%
Risk-based Capital Ratios:
Core Capital	10.6%	6.00%
Total Capital	11.7%	10.00%

To support our expected asset growth and to insure that our capital ratios continue to exceed regulatory minimum regulatory requirements, we will be offering shares of our common stock in a private placement memorandum in 2007 in which we will offer up to 350,000 shares at a price of $14.75 per share.

We believe that our liquidity and capital resources, including additional capital to be raised in our 2007 stock offering, are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

Management is not aware of any known trends, events or uncertainties other than those discussed above that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Return on Assets and Stockholders’ Equity

The following rate of return information for the year indicated is presented below.

	2006	2005

Return on assets (1)	0.22%	1.03%
Return on equity (2)	2.12%	8.58%
Dividend payout ratio (3)	0.00%	0.00%
Equity to assets ratio (4)	10.39%	11.96%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share of common stock divided by net income per share.
(4)	Average equity divided by average total assets.

Off-Balance-Sheet Arrangements

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2006, we had issued commitments to extend credit of $20,890,542 through various types of lending arrangements. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

If needed, we have the ability on a short-term basis to borrow and purchase Federal Funds from other financial institutions. At December 31, 2006, we had arrangements with correspondent banks for advances of up to $7,900,000.

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

At December 31, 2006, our cumulative one-year interest rate-sensitivity gap ratio was 102%. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2006, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Cumulative Totals
Interest-earning assets:
Balances with other banks	$1,012	$0	$0	$0	$1,012
Securities	0	737	5,171	14,946	20,854
Loans	63,752	20,542	18,369	129	102,792
Total assets	$64,764	$21,279	$23,540	$15,075	$124,658
Interest-bearing liabilities:
Demand deposits and savings	9,154	0	0	0	9,154
Time deposits	27,350	44,866	15,951	0	88,167
FHLB advances and other borrowings	0	3,500	12,500	0	16,000
Total liabilities	$36,504	$48,366	$28,451	0	$113,321

Interest rate sensitivity gap	$28,260	(27,087)	(4,911)	15,075	11,337
Cumulative interest rate sensitivity gap	28,260	1,173	(3,738)	11,337	11,337
Interest rate sensitivity gap ratio	1.77	.44	.83	-	1.10
Cumulative interest rate sensitivity gap ratio	1.77	1.01	.97	1.10	1.10

Results of Operations for the Years Ended December 31, 2006 and 2005

For the year ended December 31, 2006, we reported a consolidated net income of $240,377 compared to net income of $707,967 for the year ended December 31, 2005. Diluted earnings per share were $0.19 for the year 2006 compared to $0.66 for the year ended December 31, 2005. As discussed in our critical accounting policies, net income was significantly impacted by the recognition of $698,000 in deferred tax assets previously accorded a valuation allowance in 2005 and the recognition of $403,392 of stock-based compensation in 2006. Income before income taxes was $614,995 for 2006 as compared to $13,104 for 2005.

Net Interest Income

The net yield on average interest-earning assets for the year ended December 31, 2006 was 4.43%. Average loans were $80,491,631, average securities were $19,241,062, and average interest-bearing balances with other banks were $3,820,804. Average interest-bearing liabilities were $91,307,614. During 2006, the rate earned on average interest-earning assets was 8.47%, and the rate paid on average interest-bearing liabilities was 4.58%, resulting in a net interest spread of 3.89%.

The following table sets forth the amount of our interest income and interest expense for each category of average interest-earning assets and average interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets (dollars in thousands).

	December 31,
	2006			2005
Category	Average Balances (1)	Income/ Expense	Yields/ Rates	Average Balances (1)	Income/ Expense	Yields/ Rates

Cash and due from banks	$2,142	$-	-%	$1,190	$-	-%
Interest-bearing balances with other banks (3)	3,821	197	5.15%	2,847	114	3.99%
Taxable securities	19,241	868	4.51%	13,631	552	4.05%
Loans (2)	80,491	7,708	9.58%	48,150	3,898	8.10%
Allowance for loan losses	(997)	-	-%	(675)	-	-%
Other assets	4,542	-	-%	3,789	-	-%
Total assets	$109,240			$68,932

Total interest-earning assets	$103,553	$8,773	8.47%	$64,628	$4,564	7.06%

Non-interest bearing demand	$6,033	$-	-%	$3,176	$-	-%
Interest-bearing demand and savings	8,520	193	2.27%	8,731	161	1.84%
Time deposits	72,773	3,517	4.83%	43,651	1,618	3.71%
Total deposits	87,326	3,710		55,558	$1,779

Other interest-bearing liabilities	10,015	471	4.70%	4,596	162	3.53%
Other liabilities	553	-	-%	531	-	-%
Stockholders’ equity	11,346	-	-%	8,247	-	-%
Total liabilities and equity	$109,240	-		$68,932	-
Total interest-bearing liabilities	$91,308	$4,181	4.58%	$56,978	$1,941	3.41%
Net interest income		$4,592			$2,623
Net interest spread			3.89%			3.65%
Net yield on average interest-earning assets			4.43%			4.06%

(1)	Average balances were determined using the daily average balances during the year.
(2)	Income on loans includes $6,983,000 in interest and $725,000 in fees for 2006. Income on loans includes $3,444,000 in interest and $454,000 in fees for 2005.
(3)	Includes FHLB dividends

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

	Year Ended December 31,
	2006 to 2005
	Increase (decrease) due to change in
	Rate	Volume	Net
	(Dollars in Thousands)

Income from interest-earnings assets:
Interest and fees on loans	$815	$2,995	$3,810
Interest on taxable securities	69	247	316
Interest on interest-bearing balances with other banks	38	45	83
Total interest income	922	3,287	4,209

Expenses from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	$36	$(4)	$32
Interest on time deposits	594	1,305	1,899
Interest on other interest-bearing liabilities	68	241	309
Total interest-bearing liabilities	698	1,542	2,240

Net interest income	$224	$1,745	$1,969

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

There were $49,000 of loan charge-offs and $9,000 of recoveries during 2006 as compared to $6,000 of net charge-offs in 2005. The loan provision increased to $403,500 in 2006 from $321,500 in 2005 due primarily to the growth of the loan portfolio and $807,000 of nonaccrual loans as of December 31, 2006. Management believes the allowance for loan losses is adequate to absorb future loses which may exist in the loan portfolio.

For a more detailed discussion of changes in the allowance for loan losses, risk elements and general credit quality, see “Allowance for Loan Losses” earlier in this discussion. The future level of the allowance and provision for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

Noninterest Income

Other operating income consists primarily of service charges on deposit accounts and other miscellaneous income. Other operating income totaled $180,603 in 2006 compared to $88,401 in 2005. The increase is directly related to our growth in deposits and related depositor base.

Noninterest Expense

The main components of noninterest expense are salaries and employee benefits, occupancy and equipment expenses, and other noninterest expense. Total noninterest expenses were $3,753,912 in 2006 compared to $2,376,556 in 2005.

Total salaries and benefits increased $800,473 to $2,101,492 in 2006 from $1,301,019 in 2005. The increase in salaries and employee benefits during 2006 resulted primarily from the increase in the number of employees needed to support our growth and branch expansion and to the recognition of employee stock-based compensation expense of $159,946. As of December 31, 2006, we had 34 full-time equivalent employees compared to 28 at December 31, 2005.

Occupancy and equipment expenses increased $121,076 to $471,072 in 2006 from $349,996 in 2005. These increases were due to our branch banking facilities in Jefferson and Homer, Georgia being in operation for a full year and to the opening of a loan production office in Winder, Georgia.

Other noninterest expenses increased $455,807 to $1,181,348 in 2006 from $725,541 in 2005. The increase in 2006 was due to higher expenses associated with the general growth of the Company and to the recognition of director stock-based compensation of $243,446.

Income Tax

In 2006, we recorded income tax expense of $374,618. The effective tax rate of 60.9% is high due to the nondeductibility of stock-based compensation recognized of $403,392. Adjusting for this expense, the effective rate was 36.8% In 2005, we recorded income tax benefits of $694,863. During the fourth quarter of 2005, we assessed the need for a valuation allowance against deferred tax assets. After careful consideration and based primarily on a period of six consecutive months of positive earnings, we concluded that an allowance was no longer necessary as required by SFAS No. 109, Accounting for Income Taxes. At December 31, 2006, we have used all available net operating loss carryforwards and incurred a current income tax liability of $104,000.

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

Provision for Loan Losses, Net Charge-offs and Allowance for Loan Losses

There were $5,822 in loan charge-offs and no recoveries during 2005 as compared to $-0- net charge-offs in 2004. The loan provision decreased to $321,500 in 2005 from $515,000 in 2004 due primarily to the continued low levels of classified or problem loans in the loan portfolio.

Noninterest Income

Other operating income consists primarily of service charges on deposit accounts and other miscellaneous income. Other operating income totaled $88,401 in 2005 compared to $25,128 in 2004. The increase is directly related to the growth in deposits and related depositor base.

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

Other noninterest expenses increased in $186,786 to $725,541 in 2005 from $538,755 in 2004. The increase in 2005 was due to higher expenses associated with the general growth of the Company.

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

The following table sets forth for each director and executive officer of the Company: (1) his name and age at December 31, 2006; (2) the year he was first elected as a director of the Company; (3) his position with the Company other than as a director; and (4) his other business experience for the past five years.

Name (Age)	Director Since	Position(s) with the Company and Business Experience

R.S. (Steve) Adams, Sr. (62)	2003	Director; President of Seydel-Woolley Co, Inc., a manufacturer of specialty chemicals.

W. Keith Ariail (54)	2003	Director; Co-owner of McDonald Ace Hardware.

Claude P. Brown (48)	2003	Director; Co-owner of Brown Brothers Enterprises, Inc.; Owner of Hyman Brown Insurance Agency.

Vincent D. Cater (63)	2003	Chief Executive Officer, President and Director of the Company and the Bank; former President and CEO of United Americas Bank, NA.

Harold C. Davis (59)	2003	Director; President and CEO of H.D. Michael Company, a residential development company. Of the total number of shares listed, 30,000 are pledged as security.

Thomas H. Hardy (43)	2003	Director; Owner of Hardy Development, a residential development company.

Clyde A. McArthur (50)	N/A	Chief Financial Officer; previously CFO of Georgia Bancshares, Inc, and The Bank of Georgia, Peachtree City, GA. Of the total number of shares listed, 500 are pledged as security.

James S. Purcell (43)	2003	Executive Vice President and Director of the Company and the Bank; previously Executive Vice President of Community Bank & Trust. Of the total number of shares listed, 9,134 are pledged as security.

Verlin L. Reece (55)	2003	Director; Owner of Quality Foods, real estate investor.

Donald S. Shubert (53)	2003	Director; CPA; President of Shubert and Company, PC, CPA’s. Of the total number of shares listed, 10,000 are pledged as security.

Ronald R. Silva, Jr. (48)	2003	Director; Chief Operating Officer of the Company and the Bank, previously Executive Vice President of Community Bank & Trust. Of the total number of shares listed, 25,000 are pledged as security.

Harold L. Swindell (67)	2003	Chairman, Board of Directors; Retired Banker.

The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

Audit and Compliance Committee

The Board of Directors has established an Audit and Compliance Committee, which recommends to the Board of Directors the independent public accountants to be selected to audit the Company’s annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion. The Audit and Compliance Committee is also responsible for overseeing compliance with the Community Reinvestment Act. The Board of Directors has not adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2006, the Audit and Compliance Committee held four meetings.

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

Compensation of Executive Officers

Summary Compensation Table. The following table presents the total compensation the Company paid during the fiscal year 2006 to its chief executive officer and president, its chief financial officer, and its other named executive officers.

Name and Principal Position					All Other
				Option	Compensation
	Year	Salary ($)	Bonus ($)	Awards ($)(1)	($)		Total ($)

Vincent D. Cater	2006	149,231	4,500	$3,951	10,000	(2)	169,688
President and CEO

Clyde A. McArthur	2006	105,269	3,500	$4,610	0		115,385
Chief Financial Officer

Ronald R. Silva, Jr.	2006	125,838	4,000	$3,293	0		135,137
Chief Operating Officer

James S. Purcell	2006	120,369	3,600	$0	0		125,975
Executive Vice-President

(1) For information regarding the valuation of option awards, see Note 11 to the Company’s audited financial statements, which are attached as Exhibit 13.1 to this Report.
(2) Represents housing allowance as specified in Mr. Cater's contract.

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

Outstanding Equity Awards at Fiscal Year End

The following table presents for each of the Company’s named executive officer’s (i) the number of securities underlying unexercised options that are exercisable, (ii) the number of securities underlying unexercised options that are not exercisable, (iii) the option exercise price, and (iv) the options expiration date.
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Vincent D. Cater President and Chief Executive Officer	3,333 13,333 0	1,667 6,667 3,000	10.50 10.00 11.50	2/17/2014 2/17/2014 2/1/2016
Clyde A. McArthur Chief Financial Officer	3,333 2,000 0	1,667 3,000 3,500	10.50 10.00 11.50	2/17/2014 2/17/2014 2/1/2016
James S. Purcell Executive Vice President	13,333	6,667	10.00	2/17/2014
Ronald R. Silva, Jr. Chief Operating Officer	3,333 6,000 0	1,667 9,000 2,500	10.50 10.00 11.50	2/17/2014 2/17/2014 2/1/2016

Director Compensation

During 2006, we did not compensate directors for their service to the Company and to Freedom Bank. We do not intend to compensate our directors until Freedom Bank obtains cumulative profitability.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows how much of our common stock was owned by the directors, certain executive officers, and owners of more than 5% of the outstanding common stock as of December 31, 2006.

Name	Number of Shares	Percent of Class	Nature of Beneficial Ownership

R.S. (Steve) Adams, Sr. Organizing Director	85,980	6.76
Consists of (a) 22,000 shares held by Mr. Adams; (b) 30,000 shares held jointly with Mr. Adams’ spouse, children and grandchildren as to which voting and investment power is shared; (c) 640 shares held by spouse in 401(k); and (d) 33,240 shares that Mr. Adams has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

W. Keith Ariail Organizing Director	28,000	2.24
Consists of (a) 14,000 shares held jointly with Mr. Ariail’s spouse and stepson as to which voting and investment power is shared; and (b) 14,000 shares that Mr. Ariail has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

Claude P. Brown Organizing Director	37,300	2.97
Consists of (a) 17,000 shares held by Mr. Brown; (b) 1,000 shares held jointly with Mr. Brown’s daughters as to which voting and investment power is shared; and (c) 18,900 shares that Mr. Brown has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

Vincent D. Cater Organizing Director	38,000	3.04
Consists of (a) 3,500 shares held by Mr. Cater; (b) 2,500 shares held jointly with Mr. Cater’s spouse as to which voting and investment power is shared; (c) 6,000 shares that Mr. Cater has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report; and (d) 26,000 shares that Mr. Cater has the right to acquire by exercising options within 60 days of the date of this Annual Report.

Harold C. Davis Organizing Director	62,500	4.93
Consists of (a) 30,500 shares held by Mr. Davis; (b) 2,000 shares held by an investment company for the benefit of Mr. Davis; and (c) 30,000 shares that Mr. Davis has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

Thomas H. Hardy Organizing Director	82,000	6.51	Consists of (a) 62,000 shares held by Mr. Hardy; and (b) 20,000 shares that Mr. Hardy has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

Clyde A. McArthur	12,167	*	Consists of (a) 3,000 shares held by Mr. McArthur; and (b) 9,167 shares that Mr. McArthur has the right to acquire by exercising options within 60 days of the date of this Annual Report.

Name	Number of Shares	Percent of Class	Nature of Beneficial Ownership

James S. Purcell Organizing Director	52,154	4.09
Consists of (a) 12,220 shares held by Mr. Purcell; (b) 2,434 shares held jointly with Mr. Purcell’s former spouse and children as to which voting and investment power is shared; (c) 17,500 shares that Mr. Purcell has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report; and 9d) 20,000 shares that Mr. Purcell has the right to acquire by exercising options within 60 days of the date of this Annual Report.

Verlin L. Reece Organizing Director	73,226	5.76
Consists of (a) 32,000 shares held by Mr. Reece; (b) 1,000 shares held by Mr. Reece as custodian for his children; (c) 7,226 shares held by an investment company for the benefit of Mr. Reece; and (d) 33,000 shares that Mr. Reece has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

Donald S. Shubert Organizing Director	21,000	1.68	Consists of (a) 10,000 shares held by Mr. Shubert; and (b) 11,000 shares that Mr. Shubert has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report.

Ronald R. Silva, Jr. Director	66,833	5.33
Consists of (a) 27,000 shares held by Mr. Silva; (b) 25,000 shares held jointly with his spouse; and (c)14,833 shares that Mr. Silva has the right to acquire by exercising options within 60 days of the date of this Annual Report.

Harold L. Swindell Organizing Director	6,000	*
Consists of (a) 500 shares held by Mr. Swindell; (b) 500 shares that Mr. Swindell has the right to acquire by exercising a warrant within 60 days of the date of this Annual Report; and (c) 5,000 shares that Mr. Swindell has the right to acquire by exercising an option within 60 days of the date of this Annual Report.

All organizers, directors and executive officers as a group (12 persons)	565,160	37.73
______________________________
* Less that one percent of shares outstanding

The following table sets forth information regarding the Company’s equity compensation plans under which shares of the Company’s common stock are authorized for issuance. The only equity compensation plan maintained by the Company is the Freedom Bancshares, Inc. 2003 Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)
Equity compensation plans approved by security holders	122,600		$10.51	37,400
Equity compensation plans not approved by security holders	184,140	(1)	$10.00	0
Total	306,740		$10.20	37,400

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

All of the Company’s directors, except for Messrs. Cater, Purcell, and Silva, are independent directors under the National Association of Securities Dealers definition of “independent director.”

ITEM 13.	EXHIBITS

3.1	Articles of Incorporation †

3.2	Bylaws †

4.1	Specimen Common Stock Certificate †

4.2	Form of Freedom Bancshares, Inc. Organizers’ Warrant Agreement † #

10.1	Freedom Bancshares, Inc. 2003 Stock Incentive Plan † #

10.2	Employment Agreement by and between Freedom Bank (In Organization), Freedom Bancshares, Inc. and Vincent D. Cater # ‡

13.1	Audited Financial Statements

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________

†	Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration Statement 333-102971) filed with the SEC on February 5, 2003.

#	Indicates compensatory plan or contract.

‡	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed with the SEC on March 30, 2004 (File No. 333-102971).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.

Category	2006	2005

Audit Fees	$45,822	$43,618
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$45,822	$43,618

Audit Fees

Audit fees represent fees billed by Nichols Cauley & Associates for professional services rendered in connection with the audit of the Company’s annual financial statements for 2006 and 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM BANCSHARES, INC.

By: /s/ Vincent D. Cater
Vincent D. Cater
President and Chief Executive Officer

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ R.S. Adams, Sr.	Director	March 30, 2007
R.S. (Steve) Adams, Sr.
/s/ W. Keith Ariail	Director	March 30, 2007
W. Keith Ariail
/s/ Claude P. Brown	Director	March 30, 2007
Claude P. Brown
/s/ Vincent D. Cater	President, Chief Executive Officer and Director	March 30, 2007
Vincent D. Cater*
/s/ Harold C. Davis	Director	March 30, 2007
Harold C. Davis
/s/ Thomas H. Hardy	Director	March 30, 2007
Thomas H. Hardy
/s/ Clyde A. McArthur	Chief Financial Officer	March 30, 2007
Clyde A. McArthur**
/s/ James S. Purcell	Director	March 30, 2007
James S. Purcell
/s/ Verlin L. Reece	Director	March 30, 2007
Verlin L. Reece
/s/ Donald S. Shubert	Director	March 30, 2007
Donald S. Shubert
/s/ Ronald R. Silva, Jr.	Executive Vice President and Director	March 30, 2007
Ronald R. Silva, Jr.
/s/ Harold L. Swindell	Director	March 30, 2007
Harold L. Swindell
_____________________________
  *  Principal executive officer.
**  Principal financial and accounting officer.

2

EXHIBIT INDEX

3.1	Articles of Incorporation †

3.2	Bylaws †

4.1	Specimen Common Stock Certificate †

4.2	Form of Freedom Bancshares, Inc. Organizers’ Warrant Agreement † #

10.1	Freedom Bancshares, Inc. 2003 Stock Incentive Plan † #

10.2	Employment Agreement by and between Freedom Bank (In Organization), Freedom Bancshares, Inc. and Vincent D. Cater # ‡

13.1	Audited Financial Statements

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________

†	Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration Statement 333-102971) filed with the SEC on February 5, 2003.

#	Indicates compensatory plan or contract.

‡	Previously filed as an exhibit to the Annual Report on Form 10-KSB filed with the SEC on March 30, 2004 (File No. 333-102971).