Form 10QSB
period 2007-03-31
FREEDOM BANCSHARES INC
filed 2007-05-15
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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

May 14, 2007: 1,274,289 shares outstanding, $1.00 par value

Transitional Small Business Disclosure Format Yes ☐ No ☒

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Index

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part I.	Financial Information
Item 1.	Financial Statements

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006
(Unaudited)

Assets	2007	2006

Cash and due from banks	$4,194,604	$2,621,725
Interest bearing deposits in banks	701,738	63,542
Federal funds sold	1,158,311	948,690
Securities available for sale, at fair value	21,068,847	20,853,654
Loans, less allowance for loan losses of $1,281,413 and $1,194,953, respectively	108,171,198	101,596,794
Property and equipment, net	5,822,579	3,402,792
Federal Home Loan Bank stock	823,600	885,100
Accrued interest receivable	1,773,008	1,536,302
Other assets	779,484	722,076

Total assets	$144,493,369	$132,630,675

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$8,906,535	$6,880,325
Interest-bearing	112,625,046	97,321,207
Total deposits	121,531,581	104,201,532
Federal Home Loan Bank advances	10,000,000	16,000,000
Accrued interest payable	563,146	430,451
Other liabilities	201,343	179,453
Total liabilities	132,296,070	120,811,436

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $1.00 par value; 10,000,000 shares authorized; 1,249,789 and 1,238,789 shares issued and outstanding, respectively	1,249,789	1,238,789
Additional paid-in capital	11,845,491	11,685,135
Accumulated deficit	(738,813)	(915,245)
Accumulated other comprehensive loss	(159,168)	(189,440)
Total stockholders' equity	12,197,299	11,819,239

Total liabilities and stockholders' equity	$144,493,369	$132,630,675

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Interest income:
Loans	$2,491,075	$1,451,665
Taxable securities	254,215	177,497
Federal funds sold	20,661	30,531
Other	28,375	5,165
Total interest income	2,794,326	1,664,858

Interest expense:
Deposits	1,323,217	661,236
Other borrowings	199,554	50,108
Total interest expense	1,522,771	711,344

Net interest income	1,271,555	953,514
Provision for loan losses	91,000	68,500
Net interest income after provision for loan losses	1,180,555	885,014

Other income:
Service charges on deposit accounts	34,562	22,911
Other operating income	38,566	17,359
Total other income	73,128	40,270

Other expenses:
Salaries and other employee benefits	563,790	472,996
Occupancy and equipment expenses	146,342	116,638
Other operating expenses	256,069	277,866
Total other expenses	966,201	867,500

Income before income taxes	287,482	57,784

Income tax expense	111,050	60,400

Net income (loss)	$176,432	$(2,616)

Basic earnings (losses) per share	$0.14	$-

Diluted earnings (losses) per share	$0.13	$-

Cash dividends per share	$-	$-

See Notes to Consolidated Financial Statements

Index

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net income (loss)	176,432	(2,616)

Other comprehensive income (loss)

Unrealized gains (losses) on securities available for sale, net of tax	27,465	(99,858)

Unrealized gain (loss) on interest rate floor, net of tax	2,807	(5,400)

Other comprehensive income (loss)	30,272	(105,258)

Comprehensive income (loss)	206,704	(107,874)

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$176,432	$(2,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion on securities	(1,370)	7,259
Depreciation	81,066	67,816
Provision for loan losses	91,000	68,500
Stock compensation expense	9,106	100,000
Loss on disposal of equipment	-	4,817
Gain on sale of other real estate owned	(11,273)	-
Increase in interest receivable	(236,706)	(108,639)
Increase in interest payable	132,695	77,515
Increase in other assets	(72,911)	(107,402)
Increase in other liabilities	21,890	61,466
Net cash provided by operating activities	189,929	168,716

INVESTING ACTIVITIES
Purchases of securities available for sale	(756,021)	(1,248,385)
Proceeds from maturities and paydowns of securities available for sale	587,973	917,774
(Purchase) redemption of Federal Home Loan Bank stock	61,500	(86,900)
Net increase in loans	(6,834,721)	(6,799,055)
Purchases of premises and equipment	(2,500,853)	(207,242)
Proceeds from sale from of other real estate owned	180,590	-
Net cash used in investing activities	(9,261,532)	(7,423,808)

FINANCING ACTIVITIES
Net increase in deposits	17,330,049	11,481,564
Proceeds from (repayments of) FHLB advances	(6,000,000)	1,000,000
Decrease in federal funds purchased	-	(185,000)
Proceeds from sale of comon stock	162,250	-
Net cash provided by financing activities	11,492,299	12,296,564

Net increase in cash and cash equivalents	2,420,696	5,041,472

Cash and cash equivalents at beginning of period	3,633,957	1,707,324

Cash and cash equivalents at end of period	$6,054,653	$6,748,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,390,076	$633,829

NONCASH INVESTING ACTIVITIES
Loans transferred to other real esate owned	$169,317	$-

See Notes to Consolidated Financial Statements

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

The financial information contained herein is unaudited. Accordingly, the information does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2006.

NOTE 2.	SUMMARY OF ORGANIZATION

Freedom Bancshares, Inc., Commerce, Georgia (the “Company”), is a one-bank holding company with respect to its subsidiary bank, Freedom Bank of Georgia, Commerce, Georgia (the “Bank”). Prior to the Company’s incorporation on January 17, 2003, a group of organizers formed FB Investors, LLC (the “LLC”) to facilitate in the initial process of organizing and forming both the Company and the Bank. Although the LLC was officially organized November 12, 2002, it had commenced operations on October 2, 2002, the date of inception. On January 24, 2003, the LLC’s Board of Managers assigned and transferred all of the assets and liabilities of the LLC to the Company. Accordingly, all assets, liabilities, rights, revenues and expenses acquired, incurred or undertaken by the LLC from inception, October 2, 2002, have been transferred to the Company.

The Company’s articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock (“Common Stock”). Each share entitles its owners to one vote, and shareholders have no preemptive, cumulative voting or conversion rights. As of March 31, 2007, there were 1,249,789 shares of the Company’s Common Stock issued and outstanding.

The Company’s articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock (“Preferred Stock”). The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of March 31, 2007, no shares of the Company’s Preferred Stock were issued or outstanding.

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

The Company originally reserved up to 80,000 shares of Common Stock for issuance under its stock incentive option plan. On May 20, 2004, the shareholders of the Company approved an amendment to the stock incentive option plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company’s Personnel and Compensation Committee (the “Committee”). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of March 31, 2007, the Company had 122,600 options outstanding.

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

Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At March 31, 2007 and December 31, 2006, cash and cash equivalents amounted to $6,054,653 and $3,633,957, respectively.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at March 31, 2007 and December 31, 2006.

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

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. As of March 31, 2007, no valuation allowances were provided for deferred tax assets.

Stock-Based Compensation. At March 31, 2007, the Company has two stock-based employee/director compensation plans which are more fully described in Note 11 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company recorded stock-based compensation expense of $9,106 and $100,000 for the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007, there was $75,000 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.3 years.

Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net income (loss) was reconciled to net cash flows from operating activities by adjusting for the effects of short-term assets and liabilities.

Index

NOTE 4.	EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants. Weighted average shares outstanding and potential common shares for the three months ended March 31, 2007 and 2006 were 1,333,441 and 1,238,789, respectively.

NOTE 5.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return. It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements. These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained. At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed. This interpretation is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued FAS 157, Fair Value Measurements. The standard provides guidance for using fair value to measure assets and liabilities. It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurement. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. It clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." Statement 159 permits entities to make an irrevocable election, at specified election dates, to measure eligible financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The provisions of this statement are effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has not chosen to early adopt this statement.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements as of and for the year ended December 31, 2006. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions. Management believes that the allowance for loan losses, the accounting for deferred income taxes and stock-based compensation are the most critical accounting policies upon which the Company’s financial condition depends. The allowance for loan losses, the recognition of deferred taxes, and the assumptions related to stock-based compensation involve the most complex and subjective decisions and assessments that management must make.

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

Due to the likelihood of sufficient future taxable income and achieving cumulative profitability, all valuation allowances were reversed in the fourth quarter of 2005. As of March 31, 2007, deferred income taxes of $529,943 are included in other assets. Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

Stock-based compensation: The assumptions used in the determination of the fair value of stock options granted ultimately determine the recognition of stock-based compensation expense. The short-cut method is used to determine the expected life of the options. This method, as prescribed by SAB Topic 14.D.2, calculates the expected term based on the midpoint between the vesting date of the option and the end of the contractual term. Expected volatility is determined by using a combination of a calculated value based upon expected volatility of similar entities and on the historical volatility of the Company’s stock. Risk-free interest rates for periods within the contractual life of the option are based upon the U.S. Treasury yield curve in effect at the time of the grant. Because of the need to retain capital for expected growth and past history, the expected dividend rate is 0%. These assumptions have a significant impact on the amount of expense recognized for stock-based compensation.

Overview

We commenced banking operations on February 17, 2004 in our primary location of Commerce, Georgia. We have subsequently expanded geographically by adding branches in Jefferson, Homer and Winder, Georgia. We have grown in assets to over $144 million as of March 31, 2007 and have now had positive earnings for four consecutive quarters.

Financial Condition

At March 31, 2007, total assets of Freedom Bancshares, Inc. were $144,493,369. Deposits at March 31, 2007 totaled $121,531,581. At March 31, 2007, loans totaled $109,452,611; securities totaled $21,068,847; and federal funds sold totaled $1,158,311. At March 31, 2007, other borrowings totaled $10,000,000. Other borrowings consist solely of advances from the Federal Home Loan Bank of Atlanta.

Investment securities available-for-sale totaled $21,068,847 at March 31, 2007. These investments consisted of $9,868,163 in US government-sponsored agency securities and $11,200,684 in mortgage-backed securities issued by US government-sponsored agencies. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we invest in traditional government-sponsored agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at March 31, 2007.

Index

Gross loans totaled $109,452,611 at March 31, 2007. Net loans totaled $108,171,198 at March 31, 2007. The majority of our loans are secured by real estate. Balances within the major loan categories as of March 31, 2007 are as follows:

Composition of Loan Portfolio
March 31, 2007

Category	Amount	Percent of Total

Construction loans	$56,518,000	51.64%
Other real estate loans	42,060,000	38.43%
Commercial loans	7,098,000	6.48%
Other loans	3,776,611	3.45%
	109,452,611	100.00%
Allowance for loan losses	(1,281,413)
	$108,171,198

We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2007.

Our total equity was $12,197,299 at March 31, 2007. Equity consisted of common stock and surplus of $13,095,280, an accumulated deficit at December 31, 2006 of $(915,245); net income for the three months ended March 31, 2007 of $176,432; unrealized losses on securities available-for-sale, net of tax, of $(138,571); and unrealized losses of an interest rate floor, net of tax, of $(20,597).

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The results of operations are determined by our ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for us to become cumulatively profitable and to remain profitable in the future, we must increase the amount of earning assets so that net interest income along with non-interest income will be sufficient to cover normal operating expenses incurred in a banking operation and the Bank’s provision for loan losses.

Net income for the first quarter of 2007 amounted to $176,432, or $0.14 per basic share and $0.13 per diluted share. Net loss for the first quarter of 2006 amounted to $(2,616). Following is a brief discussion concerning our operational results for the three-month periods ended March 31, 2007 and 2006.

a.
Interest income, which represents interest received on interest earning assets, was $2,794,326 for the first quarter of 2007 and $1,664,858 for the first quarter of 2006. The cost of funds, which represents interest paid on deposits and borrowings, was $1,522,771 for the first quarter of 2007 and $711,344 for first quarter of 2006.

Index

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 3.92% for the first quarter of 2007.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$1,566	$21	5.28%
Securities	21,228	254	4.79%
Loans	105,975	2,491	9.40%
Other	1,109	28	10.24%
Total	$129,878	2,794	8.61%
Money market/NOW accounts	$8,426	67	3.20%
Savings	839	3	1.42%
CDs	94,528	1,253	5.30%
Other borrowings	15,428	200	5.17%
Total	$119,221	1,523	5.11%

Net interest income		$1,271
Net yield on earning assets			3.92%

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 4.55% for the first quarter of 2006.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$2,605	$31	4.69%
Securities	16,771	177	4.23%
Loans	63,900	1,452	9.09%
Other	546	5	3.78%
Total	$83,822	1,665	7.94%
Money market/NOW accounts	$7,674	38	2.01%
Savings	764	3	1.46%
CDs	58,775	620	4.22%
Other borrowings	5,487	50	3.65%
Total	$72,700	711	3.91%

Net interest income		$954
Net yield on earning assets			4.55%

b.
For the first quarter of 2007, non-interest income amounted to $73,128, or .21% of average assets. For the first quarter of 2006, non-interest income amounted to $40,270 or .16% of average assets. Because the Bank is in a growth mode, it prices its services very competitively in order to grow deposits.

c.
For the first quarter of 2007, the provision for loan losses was $91,000 as compared to $68,500 for the first quarter of 2006. Net charge-offs of $4,540 for the first quarter of 2007 as compared to $881 for the first quarter 2006. Non performing loans totaled $758,000 as of March 31, 2007 as compared to $807,000 at December 31, 2006 and none as of March 31, 2006. The allowance for loan losses as a percentage of gross loans was at 1.17% at March 31, 2007 as compared to 1.16% December 31, 2006. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Index

d.
The Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share Based Payment effective January 1, 2006, using the modified- prospective-transition method. The impact upon adoption was to reduce net income for the first quarter of 2006 by $100,000. Share-based compensation expense for the first quarter of 2007 was $9,106. The decrease in shared-based compensation expense is because approximately 80% of the options and warrants were vested as of December 31, 2006. The Company did not grant any options in the first quarter of 2007. No modifications were made to outstanding options and warrants and there have been no significant changes to valuation methodologies or assumptions. There have not been any significant changes in the quantity, types or terms of instruments used in share-based payment programs. At March 31, 2007, total compensation cost related to nonvested awards not yet recognized is approximately $75,000 which is expected to be recognized over a weighted average period of 1.3 years.

e.
The provision for income taxes for the first quarter of 2007 was $111,050 as compared to $60,400 for first quarter of 2006. The amounts provided take into account all share-based compensation expense recognized for which an income tax benefit will not be received.

Liquidity

Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity. The March 31, 2007 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $6.1 million, representing 4.19% of total assets.

Investment securities available-for-sale, which amounted to $21.1 million, or 14.58% of total assets at March 31, 2007, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs. At March 31, 2007, we had access to unused lines of credit totaling $9.0 million.

We draw deposits primarily from our local market area. However, when we deem it necessary and prudent we will access deposit markets other than the local market for sources of funds. These deposits can include “brokered” deposits and deposits generated from other sources, including internet sources.

Freedom Bank of Georgia is a member of the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank of Atlanta provides funds for real estate-related lending and to promote home ownership. We use advances from the Federal Home Loan Bank of Atlanta to fund loans and as a tool to manage our interest rate risk. At March 31, 2007 we had advances outstanding of $10.0 million. We had access to additional advances up to $16.9 million.

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

Capital Resources

Total shareholders’ equity increased from $11,819,239 at December 31, 2006 to $12,197,299 at March 31, 2007. The increase is due to net income for the first quarter of 2007 of $176,432, an after-tax increase of $27,465 in the fair value of securities available-for-sale, an after tax increase in the fair value of an interest rate floor of $2,807, an increase in surplus from the recognition of stock compensation expense of $9,106, and proceeds of $162,250 received from the sale of 11,000 shares of common stock in a private placement offering.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2007.

The following table summarizes our risk-based capital ratios at March 31, 2007:

	Freedom Bank March 31, 2007	Freedom Bancshares, Inc. March 31, 2007	Regulatory Requirement

Leverage ratio	8.65%	8.88%	4.0%
Tier 1 Risk weighted ratio	10.11%	10.38%	4.0%
Tier 2 Risk weighted ratio	11.19%	11.45%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. Freedom Bank’s capital ratios are in excess above the required minimums.

To further support our expected asset growth, on January 31, 2007, we commenced an offering of the Company’s common stock through a private placement memorandum of up to 350,000 shares at a price of $14.75 per share. As of March 31, 2007, 11,000 shares have been sold.

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

On January 31, 2007, the Company commenced a private placement of 350,000 shares of its $1.00 par value common stock. Pursuant to Rule 506 of the Securities Act of 1933, the common stock is being offered only to accredited investors and up to 35 unaccredited investors. From January 31, 2007 until May 14, 2007, the Company sold 35,500 shares of its common stock. The common stock was sold for $14.75 per share for an aggregate of $523,625.

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

Freedom Bancshares, Inc.
(Registrant)

May 14, 2007	/s/ Vincent D. Cater
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2007	/s/ Clyde A. McArthur
Chief Financial Officer
(Principal Accounting Officer)