Form 10QSB
period 2007-06-30
FREEDOM BANCSHARES INC
filed 2007-08-14
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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

August 14, 2007: 1,314,005 shares outstanding, $1.00 par value

Transitional Small Business Disclosure Format     Yes ☐ No ☒

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Index

PART I - FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006
(Unaudited)

Assets	2007	2006

Cash and due from banks	$2,510,873	$2,621,725
Interest bearing deposits in banks	125,325	63,542
Federal funds sold	486,836	948,690
Securities available for sale, at fair value	20,834,322	20,853,654
Loans, less allowance for loan losses of $1,316,342 and $1,194,953, respectively	113,118,314	101,596,794
Property and equipment, net	5,875,865	3,402,792
Federal Home Loan Bank stock	756,100	885,100
Accrued interest receivable	1,752,991	1,536,302
Other assets	826,149	722,076

Total assets	$146,286,775	$132,630,675

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$9,004,335	$6,880,325
Interest-bearing	113,489,755	97,321,207
Total deposits	122,494,090	104,201,532
Federal Home Loan Bank advances	10,000,000	16,000,000
Accrued interest payable	620,722	430,451
Other liabilities	144,353	179,453
Total liabilities	133,259,165	120,811,436

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $1.00 par value; 10,000,000 shares authorized; 1,310,005 and 1,238,789 shares issued and outstanding, respectively	1,310,005	1,238,789
Additional paid-in capital	12,674,016	11,685,135
Accumulated deficit	(619,879)	(915,245)
Accumulated other comprehensive loss	(336,532)	(189,440)
Total stockholders' equity	13,027,610	11,819,239

Total liabilities and stockholders' equity	$146,286,775	$132,630,675

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Interest income:
Loans	$2,690,973	$1,780,638	$5,182,048	$3,232,303
Taxable securities	259,796	199,393	514,011	376,890
Federal funds sold	21,713	42,884	42,374	73,415
Other	14,234	6,444	42,609	11,609
Total interest income	2,986,716	2,029,359	5,781,042	3,694,217

Interest expense:
Deposits	1,500,626	858,631	2,823,843	1,519,867
Other borrowings	149,139	52,693	348,693	102,801
Total interest expense	1,649,765	911,324	3,172,536	1,622,668

Net interest income	1,336,951	1,118,035	2,608,506	2,071,549
Provision for loan losses	58,000	129,000	149,000	197,500
Net interest income after provision for loan losses	1,278,951	989,035	2,459,506	1,874,049

Other income:
Service charges on deposit accounts	39,974	27,183	74,536	50,094
Other operating income	40,239	15,448	78,805	32,807
Total other income	80,213	42,631	153,341	82,901

Other expenses:
Salaries and other employee benefits	613,004	481,964	1,176,794	954,960
Occupancy and equipment expenses	168,477	118,271	314,819	234,909
Other operating expenses	377,949	311,726	634,018	589,592
Total other expenses	1,159,430	911,961	2,125,631	1,779,461

Income before income taxes	199,734	119,705	487,216	177,489

Income tax expense	80,800	83,000	191,850	143,400

Net income	$118,934	$36,705	$295,366	$34,089

Basic earnings per share	$0.09	$0.03	$0.24	$0.03

Diluted earnings per share	$0.09	$0.03	$0.22	$0.03

Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net income	$118,934	$36,705	$295,366	$34,089

Other comprehensive income (loss):

Unrealized losses on securities available for sale, net of tax	(175,317)	(162,554)	(147,852)	(262,412)

Unrealized gain (loss) on interest rate floor, net of tax	(2,047)	(15,167)	760	(20,567)

Other comprehensive income (loss)	(177,364)	(177,721)	(147,092)	(282,979)

Comprehensive income (loss)	$(58,430)	$(141,016)	$148,274	$(248,890)

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$295,366	$34,089
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion on securities	(1,935)	113,174
Depreciation	168,347	138,632
Provision for loan losses	149,000	197,500
Stock compensation expense	23,150	200,000
Loss on disposal of equipment	-	4,817
Gain on sale of other real estate owned	(11,273)	-
Increase in interest receivable	(216,689)	(159,268)
Increase in interest payable	190,271	123,321
Increase in other assets	(23,653)	(64,549)
Increase (decrease) in other liabilities	(35,100)	136,568
Net cash provided by operating activities	537,484	724,284

INVESTING ACTIVITIES
Purchases of securities available for sale	(1,740,514)	(5,355,645)
Proceeds from maturities and paydowns of securities available for sale	1,534,269	1,396,818
(Purchase) redemption of Federal Home Loan Bank stock	129,000	(86,900)
Net increase in loans	(11,839,837)	(19,485,500)
Purchases of premises and equipment	(2,641,420)	(224,394)
Proceeds from sale from of other real estate owned	180,590	-
Net cash used in investing activities	(14,377,912)	(23,755,621)

FINANCING ACTIVITIES
Net increase in deposits	18,292,558	24,653,262
Proceeds from (repayments of) FHLB advances	(6,000,000)	1,000,000
Decrease in federal funds purchased	-	(185,000)
Proceeds from sale of common stock, net	1,036,947	-
Net cash provided by financing activities	13,329,505	25,468,262

Net increase (decrease) in cash and cash equivalents	(510,923)	2,436,925

Cash and cash equivalents at beginning of period	3,633,957	1,707,324

Cash and cash equivalents at end of period	$3,123,034	$4,144,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,982,265	$1,499,347

Income taxes	$220,586	$-

NONCASH INVESTING ACTIVITIES
Loans transferred to other real estate owned	$169,317	$-

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

Operating results for the three- and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2006.

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

The Company’s articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock (“Common Stock”). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of June 30, 2007, there were 1,310,005 shares of the Company’s Common Stock issued and outstanding.

The Company’s articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its no par value per share preferred stock (“Preferred Stock”). The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of June 30, 2007, no shares of the Company’s Preferred Stock were issued or outstanding.

In connection with the Company’s formation and Offering, 184,140 stock warrants were awarded to the Company’s organizers. Each warrant entitles its owner to purchase one share of Common Stock for a price of $10.00. The warrants vested in one-third annual increments over a three-year period beginning on the one-year anniversary of the date that the Company first issued its common stock. Warrants are exercisable for a period of no more than ten years from February 17, 2004, or no more than ninety days after a warrant holder ceases to be either a director or senior executive of the Company, whichever period is shorter.

The Company originally reserved up to 80,000 shares of Common Stock for issuance under a stock incentive option plan (plan).  On May 20, 2004 the shareholders of the Company approved an amendment to the plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company’s Personnel and Compensation Committee (the “Committee”). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities.  As of June 30, 2007, the Company had 122,600 options outstanding.

Index

NOTE 3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, shareholders’ equity and net income. Actual results may differ significantly from those estimates. The Company uses the accrual basis of accounting by recognizing revenues when they are earned and expenses in the period incurred, without regard to the time of receipt or payment of cash.

Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At June 30, 2007 and December 31, 2006, cash and cash equivalents amounted to $3,123,034 and $3,633,957, respectively.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at June 30, 2007 and December 31, 2006.

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

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.  As of June 30, 2007 and December 31, 2006, no valuation allowances were provided for deferred tax assets.

Stock-Based Compensation. At June 30, 2007, the Company has two stock-based employee/director compensation plans which are more fully described in Note 11 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the first quarter of 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company recorded stock-based compensation expense of $14,044 and $100,000 for the three months ended June 30, 2007 and 2006, respectively and $23,150 and $200,000 for the six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, there was $132,642 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.3 years.

Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net income was reconciled to net cash flows from operating activities by adjusting for the effects of short-term assets and liabilities.

Index

NOTE 4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants.  Weighted average shares outstanding including potential common shares were 1,364,012 and 1,238,789 for the three months ended June 30, 2007 and 2006, respectively and 1,341,648 and 1,238,789 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 5.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109.  This interpretation addresses the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  It prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken in a tax return.  It requires that only benefits from tax positions that are more-likely-than-not of being sustained upon examination should be recognized in the financial statements.  These benefits would be recorded at amounts considered to be the maximum amounts more-likely-than-not of being sustained.  At the time these positions become more-likely-than-not to be disallowed, their recognition would be reversed.  This interpretation was effective January 1, 2007 and did not have a material impact on the Company’s financial condition or results of operations.

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

Due to the likelihood of sufficient future taxable income and achieving cumulative profitability, all valuation allowances were reversed in the fourth quarter of 2005.  As of June 30, 2007, deferred income taxes of $627,913 are included in other assets.  Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

Stock-based compensation:  The assumptions used in the determination of the fair value of stock options granted ultimately determine the recognition of stock-based compensation expense. The short-cut method is used to determine the expected life of the options.  This method, as prescribed by Staff Accounting Bulletin (SAB) Topic 14.D.2, calculates the expected term based on the midpoint between the vesting date of the option and the end of the contractual term. Expected volatility is determined by using a combination of a calculated value based upon expected volatility of similar entities and on the historical volatility of the Company’s stock. Risk-free interest rates for periods within the contractual life of the option are based upon the U.S. Treasury yield curve in effect at the time of the grant. Because of the need to retain capital for expected growth and past history, the expected dividend rate is 0%. These assumptions have a significant impact on the amount of expense recognized for stock-based compensation.

Overview

We commenced banking operations on February 17, 2004 in our primary location of Commerce, Georgia. We have subsequently expanded geographically by adding branches in Jefferson, Homer and Winder, Georgia.  We have grown in assets to over $146 million as of June 30, 2007 and have now had positive earnings for five consecutive quarters.

Financial Condition

At June 30, 2007, total assets of Freedom Bancshares, Inc. were $146,286,775.  Deposits at June 30, 2007 totaled $122,494,090.  At June 30, 2007, loans totaled $114,434,656; securities totaled $20,834,322; and federal funds sold totaled $486,836.  At June 30, 2007, other borrowings totaled $10,000,000.  Other borrowings consist solely of advances from the Federal Home Loan Bank of Atlanta.

Investment securities available-for-sale totaled $20,834,322 at June 30, 2007. These investments consisted of $9,754,706 in US government-sponsored agency securities and $11,079,616 in mortgage-backed securities issued by US government-sponsored agencies. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we invest in traditional government-sponsored agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at June 30, 2007.

Index

Gross loans totaled $114,434,656 at June 30, 2007.  Net loans totaled $113,118,314 at June 30, 2007.  The majority of our loans are secured by real estate. Balances within the major loan categories as of June 30, 2007 are as follows:

Composition of Loan Portfolio
June 30, 2007

Category	Amount	Percent of Total

Construction loans	$59,887,000	52.33%
Other real estate loans	40,539,000	35.43%
Commercial loans	10,075,000	8.80%
Other loans	3,933,656	3.44%
	114,434,656	100.00%
Allowance for loan losses	(1,316,342)
	$113,118,314

We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2007.

Our total equity was $13,027,610 at June 30, 2007.  Equity consisted of common stock and surplus of $13,984,021, an accumulated deficit at December 31, 2006 of $(915,245); net income for the six months ended June 30, 2007 of $295,366; unrealized losses on securities available-for-sale, net of tax, of $(313,888); and unrealized losses of an interest rate floor, net of tax, of $(22,644).

Results of Operations for the Six Months Ended June 30, 2007 and 2006

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

Net income for the first six months of 2007 amounted to $295,366, or $0.24 per basic share and $0.22 per diluted share.  Net income for the first six months of 2006 amounted to $34,089, or $0.03 per basic and diluted share.  Following is a brief discussion concerning our operational results for the six-month periods ended June 30, 2007 and 2006.

a.
Interest income, which represents interest received on interest earning assets, was $5,781,042 for the first six months of 2007 and $3,694,217 for the first six months of 2006.  The cost of funds, which represents interest paid on deposits and borrowings, was $3,172,536 for the first six months of 2007 and $1,622,668 first six months of 2006.

Index

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was 3.96% for the first six months of 2007.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$1,609	$42	5.26%
Securities	21,380	514	4.85%
Loans	108,776	5,182	9.61%
Other	1,047	43	8.28%
Total	$132,812	5,781	8.78%
Money market/NOW accounts	$8,697	153	3.55%
Savings	815	6	1.48%
CDs	99,140	2,665	5.42%
Other borrowings	12,877	349	5.46%
Total	$121,529	3,173	5.26%

Net interest income		$2,608
Net yield on earning assets			3.96%

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was 4.61% for the first six months of 2006.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$2,963	$73	4.96%
Securities	17,579	377	4.29%
Loans	68,834	3,232	9.39%
Other	528	12	4.39%
Total	$89,904	3,694	8.22%
Transactional accounts	$7,745	80	2.07%
Savings	815	6	1.43%
CDs	64,438	1,434	4.45%
Other borrowings	5,533	103	3.72%
Total	$78,531	1,623	4.13%

Net interest income		$2,071
Net yield on earning assets			4.61%

b.
For the first six months of 2007, non-interest income amounted to $153,341, or .22% of average assets.  For the first six months of 2006, non-interest income amounted to $82,901 or .17% of average assets. Because the Bank is in a growth mode, it prices its services very competitively in order to grow deposits.

c.
For the first six months of 2007, the provision for loan losses was $149,000 as compared to $197,500 for the first six months of 2006.  Net charge-offs were $27,611 for the first six months of 2007 as compared to $2,606 for the first six months of 2006.  Non performing loans totaled $762,000 as of June 30, 2007 as compared to $807,000 at December 31, 2006 and none as of June 30, 2006. The allowance for loan losses as a percentage of gross loans was at 1.15% at June 30, 2007 as compared to 1.16% December 31, 2006. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Index

d.
The Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share Based Payment effective January 1, 2006, using the modified- prospective-transition method. The impact upon adoption was to reduce net income for the first six months of 2006 by $200,000.  Share-based compensation expense for the first six months of 2007 was $23,150.  The decrease in shared-based compensation expense is because approximately 80% of the options and warrants were vested as of December 31, 2006.  The Company did not grant any options in the first six months of 2007.  No modifications were made to outstanding options and warrants and there have been no significant changes to valuation methodologies or assumptions. There have not been any significant changes in the quantity, types or terms of instruments used in share-based payment programs.  At June 30, 2007, total compensation cost related to nonvested awards not yet recognized is $132,642 which is expected to be recognized over a weighted average period of 1.3 years.

e.
The provision for income taxes for the first six months of 2007 was $191,850 as compared to $143,400 for first six months of 2006.  The amounts provided take into account all share-based compensation expense recognized for which an income tax benefit will not be received.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

Net income for the three month period ended June 30, 2007 amounted to $118,934, or $.09 per basic and diluted share.  Net income for the three month period ended June 30, 2006 amounted to $36,705, or $.03 per basic and diluted share.  Following is a brief discussion concerning our operational results for the three month periods ended June 30, 2007 and 2006.

a.
Interest income was $2,986,716 for the three month period ended June 30, 2007 and $2,029,359 for the three month period ended June 30, 2006.  The cost of funds was $1,649,765 for the three month period ended June 30, 2007 and $911,324 for the three month period ended June 30, 2006.

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 3.95% during the three month period ended June 30, 2007.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$1,651	$22	5.27%
Securities	21,532	260	4.84%
Loans	111,545	2,691	9.68%
Other	990	14	5.77%
Total	$135,718	2,987	8.83%
Transactional accounts	$8,965	86	3.84%
Savings	791	3	1.52%
CDs	103,701	1,412	5.46%
Other borrowings	10,354	149	5.78%
Total	$123,811	1,650	5.34%

Net interest income		$1,337
Net yield on earning assets			3.95%

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

b.
For the three month period ended June 30, 2007, non-interest income amounted to $80,213, or .22% of average assets.  For the three month period ended June 30, 2006, non-interest income amounted to $42,631 or .18% of average assets.

c.
For the three months ended June 30, 2007, the provision for loan losses was $58,000 as compared to $129,000 for the three months ended June 30, 2006. Net charge-offs were $23,071 for the three months ended June 30, 2007 as compared to $1,725 for the three months ended June 30, 2006.

d.
The provision for income taxes for the three months ended June 30, 2007 was $80,800 as compared to $83,000 for the three months ended June 30, 2006.  The amounts provided take into account all shared-based compensation expense for which an income tax benefit will not be received.

Liquidity

Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity.  The June 30, 2007 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately 3.1 million, representing 2.13% of total assets.

Investment securities available-for-sale, which amounted to $20.8 million, or 14.24% of total assets at June 30, 2007, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs.  At June 30, 2007, we had access to unused lines of credit totaling $9.0 million.

We draw deposits primarily from our local market area. However, when we deem it necessary and prudent we will access deposit markets other than the local market for sources of funds. These deposits can include “brokered” deposits and deposits generated from other sources, including internet sources.

Freedom Bank of Georgia is a member of the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank of Atlanta provides funds for real estate-related lending and to promote home ownership. We use advances from the Federal Home Loan Bank of Atlanta to fund loans and as a tool to manage our interest rate risk.  At June 30, 2007 we had advances outstanding of $10 million.  We had access to additional advances up to $16.9 million.

Index

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

Capital Resources

Total shareholders’ equity increased from $11,819,239 at December 31, 2006 to $13,027,610 at June 30, 2007.  The increase is due to net income for the first six months of 2007 of $295,366, an after-tax decrease of $147,852 in the fair value of securities available-for-sale, an after tax increase in the fair value of an interest rate floor of $760, an increase in surplus from the recognition of stock compensation expense of $23,150, and net proceeds of $1,036,947 received from the sale of 71,216 shares of common stock in a private placement offering.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 2007.

The following table summarizes our risk-based capital ratios at June 30, 2007:

	Freedom Bank June 30, 2007	Freedom Bancshares, Inc. June 30, 2007	Regulatory Requirement

Leverage ratio	8.36%	9.18%	4.0%
Tier 1 Risk weighted ratio	9.83%	10.79%	4.0%
Tier 2 Risk weighted ratio	10.90%	11.85%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. Freedom Bank’s capital ratios are in excess of the required minimums.

To further support our expected asset growth, in February of 2007, we commenced an offering of the Company’s common stock through a private placement memorandum of up to 350,000 shares at a price of $14.75 per share. As of June 30, 2007, 71,216 shares have been sold.

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

Index

Part I.	Financial Information
Item 3.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of the end of the period reported, and concluded that these controls and procedures are effective.  There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

On January 31, 2007, the Company commenced a private placement of 350,000 shares of its $1.00 par value common stock. Pursuant to Rule 506 of the Securities Act of 1933, the common stock is being offered only to accredited investors and up to 35 unaccredited investors. During the period covered by this report, the Company sold 71,216 shares of its common stock at a price of $14.75 per share, which resulted in proceeds of $1,050,436 to the Company.  The total proceeds from the offering (including amounts sold in the first quarter of 2007) were $1,109,436.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 16, 2007, where the following four directors were elected to serve a three-year term expiring at the 2010 Annual Meeting of Shareholders and upon the election and qualification of their successors:  Harold C. Davis, Thomas H. Hardy, James S. Purcell, and Verlin L. Reese.  There were no broker votes.  The votes were as follows:

	FOR	AGAINST	WITHHELD

Harold C. Davis	744,083	0	0
Thomas H. Hardy	744,083	0	0
James S. Purcell	744,083	0	0
Verlin L. Reese	744,083	0	0

The terms of our Class II Directors - Richard S. Adams, Sr., William Keith Ariail, Claude Philip Brown and Vincent D. Cater - will continue until the 2008 Annual Meeting of Shareholders and upon the election and qualification of their successors.  The terms of our Class III Directors - Donald S. Shubert, Ronald R. Silva, Jr., and Harold L. Swindell - will continue until the 2009 Annual Meeting of Shareholders and upon the election and qualification of their successors.

Item 5.	Other Information

None.

Index

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

Freedom Bancshares, Inc.
(Registrant)

August 14, 2007	/s/ Vincent D. Cater
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2007	/s/ Clyde A. McArthur
Chief Financial Officer
(Principal Accounting Officer)