Form 10QSB
period 2007-09-30
FREEDOM BANCSHARES INC
filed 2007-11-14
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

November 14, 2007: 1,316,005 shares outstanding, $1.00 par value

Transitional Small Business Disclosure Format Yes ☐ No ☒

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Index

PART I - FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(Unaudited)

Assets	2007	2006

Cash and due from banks	$2,597,980	$2,621,725
Interest bearing deposits in banks	17,410	63,542
Federal funds sold	2,932,601	948,690
Securities available for sale, at fair value	19,140,135	20,853,654
Loans, less allowance for loan losses of $1,252,302 and $1,194,953, respectively	118,029,655	101,596,794
Property and equipment, net	5,889,657	3,402,792
Federal Home Loan Bank stock	1,003,600	885,100
Accrued interest receivable	1,797,303	1,536,302
Other assets	1,277,550	722,076

Total assets	$152,685,891	$132,630,675

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$7,788,038	$6,880,325
Interest-bearing	115,542,378	97,321,207
Total deposits	123,330,416	104,201,532
Federal Home Loan Bank advances	15,000,000	16,000,000
Accrued interest payable	669,272	430,451
Other liabilities	202,905	179,453
Total liabilities	139,202,593	120,811,436

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $1.00 par value; 10,000,000 shares authorized; 1,316,005 and 1,238,789 shares issued and outstanding, respectively	1,316,005	1,238,789
Additional paid-in capital	12,781,057	11,685,135
Accumulated deficit	(457,237)	(915,245)
Accumulated other comprehensive loss	(156,527)	(189,440)
Total stockholders' equity	13,483,298	11,819,239

Total liabilities and stockholders' equity	$152,685,891	$132,630,675

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Interest income:
Loans	$2,777,718	$2,113,800	$7,946,273	$5,346,103
Taxable securities	243,355	240,834	757,366	617,724
Federal funds sold	14,119	64,957	56,493	138,372
Other	13,899	24,479	56,508	36,088
Total interest income	3,049,091	2,444,070	8,816,640	6,138,287

Interest expense:
Deposits	1,522,995	1,028,635	4,346,838	2,548,502
Other borrowings	155,484	149,981	504,177	252,782
Total interest expense	1,678,479	1,178,616	4,851,015	2,801,284

Net interest income	1,370,612	1,265,454	3,965,625	3,337,003
Provision for loan losses	75,000	94,000	224,000	291,500
Net interest income after provision for loan losses	1,295,612	1,171,454	3,741,625	3,045,503

Other income:
Service charges on deposit accounts	47,479	31,445	122,015	81,539
Gain on sale of securities	2,256	-	2,256	-
Other operating income	57,762	15,709	136,567	48,516
Total other income	107,497	47,154	260,838	130,055

Other expenses:
Salaries and other employee benefits	640,401	519,156	1,817,195	1,474,116
Occupancy and equipment expenses	165,696	124,828	480,515	359,737
Other operating expenses	326,870	315,724	947,395	905,316
Total other expenses	1,132,967	959,708	3,245,105	2,739,169

Income before income taxes	270,142	258,900	757,358	436,389

Income tax expense	107,500	129,000	299,350	272,400

Net income	$162,642	$129,900	$458,008	$163,989

Basic earnings per share	$0.12	$0.10	$0.36	$0.13

Diluted earnings per share	$0.12	$0.10	$0.34	$0.13

Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Net income	$162,642	$129,900	$458,008	$163,989

Other comprehensive income (loss):

Unrealized gains on securities available for sale, net of tax	171,480	275,298	23,628	12,886

Realized gain on securities available for sale, net of tax	(1,404)	-	(1,404)	-

Unrealized gain (loss) on interest rate floor, net of tax	9,929	-	10,689	(20,567)

Other comprehensive income (loss)	180,005	275,298	32,913	(7,681)

Comprehensive income	$342,647	$405,198	$490,921	$156,308

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(Unaudited)

	2007	2006
OPERATING ACTIVITIES
Net income	$458,008	$163,989
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion on securities	(3,149)	123,171
Depreciation	258,099	216,947
Provision for loan losses	224,000	291,500
Stock compensation expense	47,691	280,000
Gain on sale of securities available for sale	(2,256)	-
Loss on disposal of equipment	639	4,817
Gain on sale of other real estate owned	(11,273)	-
Increase in interest receivable	(261,001)	(418,454)
Increase in interest payable	238,821	199,406
Increase in other assets	(69,514)	(58,929)
Increase in other liabilities	23,452	302,584
Net cash provided by operating activities	903,517	1,105,031

INVESTING ACTIVITIES
Purchases of securities available for sale	(2,372,185)	(6,350,867)
Proceeds from sales of securities available for sale	1,639,248	-
Proceeds from maturities and paydowns of securities available for sale	2,497,564	1,868,967
Purchase of Federal Home Loan Bank stock	(118,500)	(559,400)
Net increase in loans	(17,324,928)	(31,404,622)
Proceeds from sale of premises and equipment	450	-
Purchases of premises and equipment	(2,746,053)	(243,682)
Proceeds from sale from of other real estate owned	180,590	-
Net cash used in investing activities	(18,243,814)	(36,689,604)

FINANCING ACTIVITIES
Net increase in deposits	19,128,884	26,587,814
Proceeds from (repayments of) FHLB advances	(1,000,000)	11,500,000
Decrease in federal funds purchased	-	(185,000)
Proceeds from sale of common stock, net	1,125,447	-
Net cash provided by financing activities	19,254,331	37,902,814

Net increase in cash and cash equivalents	1,914,034	2,318,241

Cash and cash equivalents at beginning of period	3,633,957	1,707,324

Cash and cash equivalents at end of period	$5,547,991	$4,025,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,612,194	$2,601,878

Income taxes	$276,586	$-

NONCASH INVESTING ACTIVITIES
Loans transferred to other real estate owned	$668,067	$-

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2006.

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

The Company’s articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock (“Common Stock”). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of September 30, 2007, there were 1,316,005 shares of the Company’s Common Stock issued and outstanding.

The Company’s articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its no par value per share preferred stock (“Preferred Stock”). The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of September 30, 2007, no shares of the Company’s Preferred Stock were issued or outstanding.

In connection with the Company’s formation and Offering, 184,140 stock warrants were awarded to the Company’s organizers. Each warrant entitles its owner to purchase one share of Common Stock for a price of $10.00. The warrants vested in one-third annual increments over a three-year period beginning on the one-year anniversary of the date that the Company first issued its common stock. Warrants are exercisable for a period of no more than ten years from November 19, 2003, or no more than ninety days after a warrant holder ceases to be either a director or senior executive of the Company, whichever period is shorter.

As of September 30, 2007, the Company has 13,000 non-qualified stock options outstanding.

The Company originally reserved up to 80,000 shares of Common Stock for issuance under a stock incentive option plan (plan).  On May 20, 2004 the shareholders of the Company approved an amendment to the plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company’s Personnel and Compensation Committee (the “Committee”). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities.  As of September 30, 2007, the Company had 109,600 options outstanding.

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

Cash and Cash Equivalents. Cash, in addition to cash on hand, refers to cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At September 30, 2007 and December 31, 2006, cash and cash equivalents amounted to $5,547,991 and $3,633,957, respectively.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at September 30, 2007 and December 31, 2006.

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

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.  As of September 30, 2007 and December 31, 2006, no valuation allowances were provided for deferred tax assets.

Stock-Based Compensation. At September 30, 2007, the Company has two stock-based employee/director compensation plans which are more fully described in Note 11 of the consolidated financial statements in the Annual Report on Form 10-KSB for the year ended December 31, 2006. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company recorded stock-based compensation expense of $24,541 and $80,000 for the three months ended September 30, 2007 and 2006, respectively and $47,691 and $280,000 for the nine months ended September 30, 2007 and 2006, respectively.

At September 30, 2007, there was $118,109 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.3 years.

Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net income was reconciled to net cash flows from operating activities by adjusting for the effects of short-term assets and liabilities.

Index

NOTE 4.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants.  Weighted average shares outstanding including potential common shares were 1,408,140 and 1,238,789 for the three months ended September 30, 2007 and 2006, respectively and 1,363,964 and 1,238,789 for the nine months ended September 30, 2007 and 2006, respectively.

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

Due to the likelihood of sufficient future taxable income and achieving cumulative profitability, all valuation allowances were reversed in the fourth quarter of 2005.  As of September 30, 2007, deferred income taxes of $518,753 are included in other assets.  Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

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

Overview

We commenced banking operations on February 17, 2004 in our primary location of Commerce, Georgia. We have subsequently expanded geographically by adding branches in Jefferson, Homer and Winder, Georgia.  We have grown in assets to over $152 million as of September 30, 2007 and have now had positive earnings for six consecutive quarters.

Financial Condition

At September 30, 2007, total assets of Freedom Bancshares, Inc. were $152,685,891.  Deposits at September 30, 2007 totaled $123,330,416.  At September 30, 2007, loans totaled $119,281,957; securities totaled $19,140,135; and federal funds sold totaled $2,932,601.  At September 30, 2007, other borrowings totaled $15,000,000.  Other borrowings consist solely of advances from the Federal Home Loan Bank of Atlanta.

Investment securities available-for-sale totaled $19,140,135 at September 30, 2007. These investments consisted of $7,848,895 in US government-sponsored agency securities and $11,291,240 in mortgage-backed securities issued by US government-sponsored agencies. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we invest in traditional government-sponsored agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at September 30, 2007.

Index

Gross loans totaled $119,281,957 at September 30, 2007.  Net loans totaled $118,029,655 at September 30, 2007.  The majority of our loans are secured by real estate. Balances within the major loan categories as of September 30, 2007 are as follows:

Composition of Loan Portfolio
September 30, 2007

Category	Amount	Percent of Total

Construction loans	$62,186,504	52.13%
Other real estate loans	43,137,124	36.16%
Commercial loans	9,703,247	8.14%
Other loans	4,255,082	3.57%
	119,281,957	100.00%
Allowance for loan losses	(1,252,302)
	$118,029,655

We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2007.

Our total equity was $13,483,298 at September 30, 2007.  Equity consisted of common stock and surplus of $14,097,062, an accumulated deficit at December 31, 2006 of $(915,245); net income for the nine months ended September 30, 2007 of $458,008; unrealized losses on securities available-for-sale, net of tax, of $(143,812); and unrealized losses of an interest rate floor, net of tax, of $(12,715).

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

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

Net income for the first nine months of 2007 amounted to $458,008, or $0.36 per basic share and $0.34 per diluted share.  Net income for the first nine months of 2006 amounted to $163,989, or $0.13 per basic and diluted share.  Following is a brief discussion concerning our operational results for the nine-month periods ended September 30, 2007 and 2006.

Interest income, which represents interest received on interest earning assets, was $8,816,640 for the first nine months of 2007 and $6,138,287 for the first nine months of 2006.  The cost of funds, which represents interest paid on deposits and borrowings, was $4,851,015 for the first nine months of 2007 and $2,801,284 for the first nine months of 2006.

Index

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was 3.93% for the first nine months of 2007.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$1,484	$56	5.09%
Securities	21,210	757	4.77%
Loans	111,248	7,946	9.55%
Other	1,040	57	7.26%
Total	$134,982	8,816	8.73%
Money market/NOW accounts	$10,001	279	3.74%
Savings	794	9	1.45%
CDs	100,176	4,059	5.42%
Other borrowings	12,404	504	5.43%
Total	$123,375	4,851	5.26%

Net interest income		$3,965
Net yield on earning assets			3.93%

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was 4.57% for the first nine months of 2006.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$3,571	$138	5.17%
Securities	18,624	618	4.42%
Loans	74,363	5,346	9.59%
Other	746	36	6.45%
Total	$97,304	6,138	8.41%
Transactional accounts	$7,636	129	2.25%
Savings	827	9	1.44%
CDs	83,385	2,410	3.85%
Other borrowings	7,947	253	4.24%
Total	$99,795	2,801	3.74%

Net interest income		$3,337
Net yield on earning assets			4.57%

For the first nine months of 2007, non-interest income amounted to $260,838, or 0.24% of average assets.  For the first nine months of 2006, non-interest income amounted to $130,055 or 0.13% of average assets. The increase is primarily attributable to the growth of the Company. Non-interest income of $260,838 at September 30, 2007 consisted of $122,015 from service charges on deposits, $84,413 in miscellaneous fees and charges, and $54,410 in mortgage origination fees.

For the first nine months of 2007, the provision for loan losses was $224,000 as compared to $291,500 for the first nine months of 2006.  Net charge-offs were $166,651 for the first nine months of 2007 as compared to $8,467 for the first nine months of 2006.  Non performing loans totaled $333,355 as of September 30, 2007 as compared to $807,000 at December 31, 2006 and $3,000 as of September 30, 2006. The allowance for loan losses as a percentage of gross loans was 1.05% at September 30, 2007 as compared to 1.16% at December 31, 2006. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Index

The Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share Based Payment effective January 1, 2006, using the modified- prospective-transition method.The impact upon adoption was to reduce net income for the first nine months of 2006 by $280,000.  Share-based compensation expense for the first nine months of 2007 was $47,691.  The decrease in shared-based compensation expense is because approximately 80% of the options and warrants were vested as of December 31, 2006.  The Company granted 1,200 options in the first nine months of 2007.  No modifications were made to outstanding options and warrants and there have been no significant changes to valuation methodologies or assumptions. There have not been any significant changes in the quantity, types or terms of instruments used in share-based payment programs.  At September 30, 2007, total compensation cost related to nonvested awards not yet recognized is $118,109 which is expected to be recognized over a weighted average period of 1.3 years.

The provision for income taxes for the first nine months of 2007 was $299,350 as compared to $272,400 for first nine months of 2006.  The amounts provided take into account all share-based compensation expense recognized for which an income tax benefit will not be received.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Net income for the three month period ended September 30, 2007 amounted to $162,642, or $.12 per basic and diluted share.  Net income for the three month period ended September 30, 2006 amounted to $129,900, or $.10 per basic and diluted share.  Following is a brief discussion concerning our operational results for the three month periods ended September 30, 2007 and 2006.

Interest income was $3,049,091 for the three month period ended September 30, 2007 and $2,444,070 for the three month period ended September 30, 2006.  The cost of funds was $1,678,479 for the three month period ended September 30, 2007 and $1,178,616 for the three month period ended September 30, 2006.

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 3.91% during the three month period ended September 30, 2007.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$1,231	$14	4.55%
Securities	20,874	243	4.63%
Loans	116,111	2,778	9.49%
Other	1,027	14	5.37%
Total	$139,243	3,049	8.69%
Transactional accounts	$12,568	126	3.98%
Savings	752	3	1.44%
CDs	102,216	1,394	5.41%
Other borrowings	11,472	155	5.38%
Total	$127,008	1,678	5.24%

Net interest income		$1,371
Net yield on earning assets			3.91%

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

For the three month period ended September 30, 2007, non-interest income amounted to $107,497, or 0.29% of average assets.  For the three month period ended September 30, 2006, non-interest income amounted to $47,154 or 0.15% of average assets.

For the three months ended September 30, 2007, the provision for loan losses was $75,000 as compared to $94,000 for the three months ended September 30, 2006. Net charge-offs were $139,040 for the three months ended September 30, 2007 as compared to $5,861 for the three months ended September 30, 2006.

The provision for income taxes for the three months ended September 30, 2007 was $107,500 as compared to $129,000 for the three months ended September 30, 2006.  The amounts provided take into account all shared-based compensation expense for which an income tax benefit will not be received.

Liquidity

Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity.  The September 30, 2007 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $5.5 million, representing 3.63% of total assets.

Investment securities available-for-sale, which amounted to $19.1 million, or 12.53% of total assets at September 30, 2007, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs.  At September 30, 2007, we had access to unused lines of credit totaling $9.0 million.

We draw deposits primarily from our local market area. However, when we deem it necessary and prudent we will access deposit markets other than the local market for sources of funds. These deposits can include “brokered” deposits and deposits generated from other sources, including internet sources.

Freedom Bank of Georgia is a member of the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank of Atlanta provides funds for real estate-related lending and to promote home ownership. We use advances from the Federal Home Loan Bank of Atlanta to fund loans and as a tool to manage our interest rate risk.  At September 30, 2007 we had advances outstanding of $15 million.  We had access to additional advances up to $11.9 million.

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

Capital Resources

Total shareholders’ equity increased from $11,819,239 at December 31, 2006 to $13,483,298 at September 30, 2007.  The increase is due to net income for the first nine months of 2007 of $458,008, an after-tax increase of $22,224 in the fair value of securities available-for-sale, an after tax increase in the fair value of an interest rate floor of $10,689, an increase in surplus from the recognition of stock compensation expense of $47,691, and net proceeds of $1,125,447 received from the sale of 77,216 shares of common stock in a private placement offering.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of September 30, 2007.

The following table summarizes our risk-based capital ratios at September 30, 2007:

	Freedom Bank September 30, 2007	Freedom Bancshares, Inc. September 30, 2007	Regulatory Requirement

Leverage ratio	8.29%	9.14%	4.0%
Tier 1 Risk weighted ratio	9.57%	10.56%	4.0%
Tier 2 Risk weighted ratio	10.54%	11.53%	8.0%

With respect to the leverage ratio, the regulators expect a minimum of 5.0% to 6.0% ratio for banks that are not rated CAMELS 1. Freedom Bank’s capital ratios are in excess of the required minimums.

To further support our expected asset growth, in February of 2007, we commenced an offering of the Company’s common stock through a private placement memorandum of up to 350,000 shares at a price of $14.75 per share. The Company sold 77,216 shares and closed the sale on July 31, 2007.

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

From January 31, 2007 until November 14, 2007, the Company sold 77,216 shares of its common stock pursuant to a private placement. The common stock was sold for $14.75 per share for an aggregate of $1,138,936.  The common stock sold in the private placement is exempt from federal registration under Sections 3(11) and 4(2) of the Securities Act of 1933 and Rule 506 thereunder because the common stock was offered and sold only to accredited Georgia residents.

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

Freedom Bancshares, Inc.
(Registrant)

November 14, 2007	/s/ Vincent D. Cater
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2007	/s/ Clyde A. McArthur
Chief Financial Officer
(Principal Accounting Officer)