Form 10-K
period 2007-12-31
FREEDOM BANCSHARES INC
filed 2008-03-31
CIK 1216997

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number:  333-102971

FREEDOM BANCSHARES, INC.
(Exact Name of Registrant as Specified in its Charter)

Georgia	06-1671382
(State of Incorporation)	(I.R.S. Employer Identification No.)

3165 Maysville Road, Commerce, Georgia	30529
(Address of Principal Executive Offices)	(Zip Code)
(706) 423-2500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No ☒

The aggregate market value of the registrant’s outstanding common stock held by nonaffiliates of the registrant as of June 30, 2007, was approximately $19.4 million, based on a per share price of $14.75.  There were 1,316,005 shares of the registrant’s common stock outstanding as of March 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Annual Report to Shareholders for the Year Ended December 31, 2007	Part II

PART I

ITEM 1.	BUSINESS

Cautionary Note Regarding Forward-Looking Statements

Various matters discussed in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act.  Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Freedom Bancshares, Inc. (the “Company”) or Freedom Bank (the “Bank”) to be materially different from the results described in such forward-looking statements.

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

All forward-looking statements attributable to the Company or the Bank are expressly qualified in their entirety by this cautionary note.  Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Market Area and Competition

The Company operates in a highly competitive environment.  The Bank competes for deposits and loans with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and other financial entities operating locally and elsewhere.  In addition, because the Gramm-Leach-Bliley Act now permits banks, securities firms, and insurance companies to affiliate, a number of larger financial institutions and other corporations offering a wider variety of financial services than the Bank currently offers could enter our area and aggressively compete in the markets that the Bank serves.  Many of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services that it does not or cannot provide.

The Bank’s primary service area consists of  Jackson, Banks, and Barrow counties in Northeast Georgia.  We draw most of our customer deposits and conduct most of our lending transactions from and within this primary service area.  Our primary service area represents a diverse market with a growing population and economy.  Our primary service area has grown steadily throughout the last decade.  This population growth has attracted many businesses to the area and has led to growth in the local service economy.

Based upon data available on the FDIC website as of June 30, 2007, the Bank’s total deposits ranked 4th among financial institutions in our market area, representing approximately 7.4% of the total deposits in our market area.  The table below shows our deposit market share in each county we serve according to data from the FDIC website as of  June 30, 2007.

Market	Number of Branches	Our Market Deposits	Total Market Deposits	Ranking	Market Share Percentage (%)
	(Dollar amounts in millions)
Freedom Bank
Banks County	1	$7	$108	4	6.5%
Barrow County	1	2	864	10	0.2%
Jackson County	2	114	694	2	16.4%
Total	4	$123	$1,666	4	7.4%

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

The Bank’s loan portfolio is comprised of the following:

Loan Category	Ratio
Real estate related loans	85.3%
Commercial real estate	23.7%
Construction and development	49.9%
Residential real estate	11.7%
Commercial loans	11.3%
Consumer loans	3.5%

Due to current market situations, construction lending presents a slightly elevated level of risk. Management is mitigating this risk with close monitoring and increased portfolio diversification. Based on our past lending experience, we believe that, when properly managed and monitored, none of the other categories represents a significantly higher risk than another.

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

The well-established financial institutions in the Jackson, Banks and Barrow County markets are likely to make proportionately more loans to medium- to large-sized businesses than the Bank makes.  Many of the Bank’s commercial loans are made to small- to medium-sized businesses that may be less able than larger borrowers to withstand competitive, economic and financial pressures.

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

Construction and Development Loans.  We make construction and development loans, both on a pre-sold and a speculative basis.  If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis.  If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis.  Construction and development loans are generally made with a term of six to twelve months with interest paid quarterly.  The ratio of the loan principal to the value of the collateral, as established by independent appraisal, typically will not exceed 80% for residential loans and 75% for commercial loans.  Speculative loans are based on the borrower’s financial strength and cash flow position.  Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.  Risks associated with construction loans include current market fluctuations causing fluctuations in the value of real estate.

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

Employees

The Bank has 39 full-time equivalent employees.  We do not expect the Company to have any employees who are not also employees of the Bank.

Supervision and Regulation

Both Freedom Bancshares and Freedom Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws generally are intended to protect depositors and not shareholders.  Legislation and regulations authorized by legislation influence, among other things:

•	how, when and where we may expand geographically;

•	into what product or service market we may enter;

•	how we must manage our assets; and

•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions. The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations.  We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

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

The regulations provide a procedure for challenging any rebuttable presumption of control.  We anticipate that the Company will register a class of securities under Section 12 of the Securities Exchange Act of 1934 in April, 2008.

Permitted Activities.  The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company.  Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity.  Those activities include, among other activities, certain insurance and securities activities.

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

Allowance for Loan and Lease Losses.  The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in Freedom Bank’s financial statements and regulatory reports.  Because of its significance, Freedom Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  Freedom Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.  See “Management’s Discussion and Analysis – Critical Accounting Policies.”

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components:  Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2007, our ratio of total capital to risk-weighted assets was 10.88% and our ratio of Tier 1 Capital to risk-weighted assets was 9.63%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2007, our leverage ratio was 8.24%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

At December 31, 2007, Freedom Bank has no plans to pay cash dividends.

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

ITEM 1A.	RISK FACTORS

An investment in our common stock involves risks.  If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed.  In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio.  These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our net interest income could be negatively affected by the Federal Reserve’s recent interest rate adjustments, as well as by competition in our market area.

As a financial institution, our earnings are significantly dependent upon our net interest income, which is the difference between the interest income that we earn on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects us more than non-financial institutions and can have a significant effect on our net interest income and total income. Our assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on our net interest margin and results of operations.

In response to the dramatic deterioration of the subprime, mortgage, credit and liquidity markets, the Federal Reserve recently has taken action on six occasions to reduce interest rates by a total of 300 basis points since September 2007, which likely will reduce our net interest income during the first half of 2008 and the foreseeable future. Any reduction in our net interest income will negatively affect our business, financial condition, liquidity, operating results, cash flows and/or the price of our securities. Additionally, in 2008, we expect to have continued margin pressure given these interest rate reductions, along with elevated levels of non-performing assets.

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas.  If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services.  Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows.  Further, the banking industry in Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control.  As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future.

As of December 31, 2007, approximately 85% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will adversely affect the value of our assets, revenues, results of operations and financial condition. Currently, we are experiencing such an economic downturn, and if it continues, our operations could be further adversely affected.

Most of our loans are concentrated in our primary market area.  Consequently, a decline in local economic conditions may have a proportionally greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

Opening new offices may not result in increased assets or revenues for us.

The investment necessary for branch expansion may negatively impact our efficiency ratio.  There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources.  There is also risk that we may fail to open any additional branches, and a risk that, if we do open these branches, they may not be profitable which would negatively impact our results of operations.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development.  We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations.  Failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy.  Also, if our growth occurs more slowly than anticipated or declines, our results of operations could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to manage our future growth, there can be no assurance that growth opportunities will be available or growth will be managed successfully.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We expect to continue to engage in new branch expansion in the future.  We may also seek to acquire other financial institutions, or parts of those institutions.  Expansion involves a number of risks, including:

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•	the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	we may not be able to finance an acquisition without diluting the interests of our existing shareholders;

•
in the event of an acquisition, costs or difficulties related to the integration of our businesses may be greater than expected, and we may experience deposit attrition, customer loss or revenue loss that is greater than expected;

•	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•	we may enter into new markets where we lack experience; and

•	we may introduce new products and services with which we have no prior experience into our business.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our success is, and is expected to remain, highly dependent on our management team.   This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us.  Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.  In addition, loss of key loan officers can also adversely affect our loan growth, which may adversely impact future profitability.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all.  In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics.  In the future, we may not have the benefit of several recently favorable factors, such as a generally increasing interest rate environment, a strong residential and commercial mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence.  If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Competition from other financial institutions may adversely affect our profitability.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere.  Presently 16 financial institutions serve our market area with a total of 50 branches.

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions. While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

As a community bank, we have different lending risks than larger banks.

We provide services to our local communities.  Our ability to diversify our economic risks is limited by our own local markets and economies.  We lend primarily to small to medium-sized businesses, and, to a lesser extent, individuals which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 46% of our fully diluted outstanding common stock as of December 31, 2007.  As a result of their ownership, the directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

Risks Related to our Industry

Current trends in the mortgage loan markets may adversely affect our credit quality and profitability.

Since the beginning of 2007, the market has seen several subprime lenders and hedge funds that had invested in loans supported by real estate collateral declare bankruptcy and discontinue operations, while other lenders have continued to put in place more stringent underwriting criteria.  Recent losses on mortgage-backed investment securities recorded by some larger financial institutions have resulted in reduced valuations, demand and liquidity for these securities.

These challenges have affected the mortgage loan marketplace by increasing the borrower’s cost of funds for loans supported by real estate.  More stringent loan underwriting standards continue to reduce the number of real estate borrowers who can find financing in the marketplace, and this continues to reduce the number of properties sold and refinanced.  The number of residential properties on the market has continued to increase, and in certain markets, including our own, there has been increasing downward pressure on the selling prices of new and existing homes and also in the sales market values of existing properties, which are utilized as comparisons in valuing real estate collateral.  This affects the ability of some borrowers, particularly those in construction and development, to sell the properties securing their loans, which in turn makes it difficult for them to make the scheduled repayments on those loans.

The impact of the described changes in the economy as a whole, and the real estate marketplace specifically, has had a negative effect on our ability to grow our loan levels and on the values of the collateral underlying our loans.  These changes could limit growth in interest income and could also cause an increase in expenses associated with collecting on loans, foreclosing on real estate collateral, and selling properties that have already been foreclosed.  The potential impact on the Company will depend on the duration and depth of the real estate market downturn, which will also be affected by the financial market’s response to correcting the problems that have affected the market, including providing accommodations to borrowers in default or who are experiencing financial difficulty.

Changes in monetary policies may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve.  Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand or business and earnings.

Our ability to pay dividends is limited and we may be unable to pay future dividends.  As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

We cannot make assurances that we will have the ability to continuously pay dividends in the future.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our Board of Directors may deem relevant.  The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose.  As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business.  In addition, our ability to pay dividends is restricted by federal policies and regulations.  It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans.  If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage.  Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.  In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site.  Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Federal Reserve and the Georgia Department of Banking and Finance.  Our subsidiary bank is regulated by the FDIC and the Georgia Department of Banking and Finance.  Our compliance with these regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices.  We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Sarbanes-Oxley Act of 2002, the related rules and regulations promulgated by the SEC that currently apply to us and the related exchange rules and regulations, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  As a result, we may experience greater compliance costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTY

The Bank’s main office is located at 3165 Maysville Road in Commerce, Georgia.  The facility is a one-story brick building with traditional bank architecture consisting of 6,500 square feet of temperature-controlled area, three drive-up enclosures and an automated teller machine.  The Bank purchased an existing bank branch located at 20 West May Street in Winder, Georgia, 30680 on January 12, 2007 and has opened a full service branch in the location.  We also operate full service branches in Jefferson, the county seat of Jackson County, Georgia and Homer, the county seat of Banks County, Georgia. These offices are located at 1057 Winder Highway, Jefferson, Georgia, 30549 and 185 Oak St., Homer, Georgia. 30547, respectively. Both offices are leased, one story stand alone facilities, with night depositories, drive-up teller stations and automated teller machines. We also operate an Operations Center located at 135 Bolton Road in Commerce, Georgia. This property is owned by the Bank.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

On March 28, 2008, the Company had approximately 520 shareholders of record who owned an aggregate of 1,316,005 shares.

The Company has paid no dividends on its common stock since its organization.  The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as its sole shareholder.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company, as well as to the Company’s payment of dividends to its shareholders.  For a complete discussion of restrictions on dividends, see “Part I—Item 1.  Business—Supervision and Regulation—Payment of Dividends.”

ITEM 6.	SELECTED FINANCIAL DATA

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through our subsidiary, Freedom Bank of Georgia, we operate a community-oriented commercial and retail banking business focused on serving the banking needs of individuals and small to medium-sized businesses. Since opening, we have consistently grown, which is not unusual for new banks in Georgia.

This discussion describes our results of operations for 2007 and 2006 and also analyzes our financial condition as of December 31, 2007 and 2006.

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

We have included a number of tables to assist in our description of these measures.  For example, the “Average Balances” table shows the average balances during 2007 and 2006 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category.  A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we channel a substantial percentage of our earning assets into our loan portfolio.  We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a discussion and tabular illustration of our interest rate sensitivity under “Asset/Liability Management.”  Finally, we have included a number of tables along with this discussion that provide details about our securities, our loans, and our deposits.

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

Special Cautionary Note Regarding Forward-Looking Statements

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

Executive Summary

Freedom Bancshares is a Georgia corporation that was incorporated on January 17, 2003 to organize and serve as the holding company for Freedom Bank of Georgia, a state-chartered bank organized under Georgia law.  Freedom Bank opened for business on February 17, 2004 as a full service commercial bank dedicated to providing superior customer service to the individuals and businesses in our market area. Our primary market area is Jackson, Banks and Barrow Counties. Our secondary market area consists of all counties contiguous to Jackson, Banks and Barrow Counties.

Our ownership consists of approximately 520 primarily local shareholders. We believe that local ownership and control allows us to emphasize the needs of our local communities while delivering products and services tailored to local needs.  The Bank emphasizes real estate lending to take advantage of the population growth in our market areas. We aggressively market our products and services to small- to medium-sized businesses, professional concerns and individual consumers.

Our 2007 results were highlighted by the continuation of asset growth, pre tax earnings of $467,261, and the opening of a full service branch in Winder, Georgia.  Our growth continues to exceed our projections as we finished 2007 with over $147,000,000 in assets.

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

For the year ended December 31, 2007, we reported consolidated net income of $294,918 compared to net income of $240,377 for the year ended December 31, 2006.  Diluted earnings per share for 2007 were $0.21 as compared to $0.19 for 2006. During 2007 and 2006, we funded our provision for loan losses commensurate with the growth and loan classifications in our loan portfolio.  Our operating expenses increased substantially in 2007 as a result of our growth and branch expansion.  See “Results of Operations” in this discussion for more details as to the factors, which affect our performance.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements.  The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements as of and for the year ended December 31, 2007.  Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions.  Management believes that the allowance for loan losses, the accounting for deferred income taxes, and stock-based compensation assumptions are the most critical accounting policies upon which the Company’s financial condition depends.  The allowance for loan losses, the recognition of deferred taxes, and the recognition of stock-based compensation involve the most complex and subjective decisions and assessments that management must make.

Allowance for Loan Losses:  Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment.  The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.  Management uses historical information of the Company and of similar banks to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  The allowance for loan losses is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

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

Deferred Tax Assets:  As of December 31, 2007, we have a deferred tax asset of $573,597 consisting primarily of the timing difference between the financial and tax allowance for loan loss.   As of December 31, 2007, we have a current income tax liability of $295,174 and have utilized all net operating loss carryforwards. Changes in the estimate about future taxable income could significantly affect our determination of the necessity for all or a portion of a valuation allowance.

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

Financial Condition at December 31, 2007 and 2006

Overview

As of December 31, 2007, total assets were $147,162,083, deposits totaled $114,554,014 and Federal Home Loan advances totaled $18,500,000.  Deposit growth and increased funds from FHLB borrowings were primarily invested in loans and securities.  We expect minimal loan and deposit growth during 2008.

Interest-Earning Assets

In banking, the predominant interest-earning assets are loans and securities. The proportion of interest earning assets to total assets measures the effectiveness of management’s efforts to invest available funds into the most profitable interest-earning assets.  The following discussion focuses on loans, the related allowance for loan losses, and securities.

Loans.  The amount of loans outstanding as of December 31, 2007 and 2006 is shown in the following table according to the type of loan.

	December 31,
	2007		2006
Category	Amount	Percent of Total	Amount	Percent of Total
	Dollars (in Thousands)

Construction & land development loans	$59,074	49.93%	$48,733	47.40%
Other real estate loans	41,782	35.32%	42,812	41.64%
Commercial loans	13,365	11.30%	7,435	7.23%
Other loans	4,086	3.45%	3,841	3.73%
Gross loans	118,307	100.00%	102,821	100.00%
Less deferred loan fees	(19)		(29)
Allowance for loan losses	(1,617)		(1,195)
Net loans	$116,671		$101,597

We have 85.25% of our loan portfolio collateralized by real estate. This is in keeping with our philosophy of concentrating on real estate collateralized loans. A breakdown of our real estate loan portfolio is as follows:  Our construction and land development loans, which comprise 49.93% of the loan portfolio, consists of loans primarily collateralized by one to four family residential properties.  Other real estate loans comprise 35.32% of the loan portfolio. We generally require that loans collateralized by real estate not exceed customary collateral values.

The remaining 14.75% of the loan portfolio consists of commercial and consumer loans. We require collateral commensurate with the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws.  Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing.  Currently, real estate values are declining and employment trends are fairly stable in our market.

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of borrowers and monitoring the borrowers’ financial position.  Also, we establish and periodically review our lending policies and procedures.  Banking regulations limit exposure by prohibiting loan relationships that exceed 25% of the Bank’s statutory capital and surplus, or $3,045,000 as of December 31, 2007.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2007 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

Category	Dollars (in Thousands)

Construction loans
One year or less	$58,262
After one year through five years	812
After five years	0
59,074
Other real estate loans
One year or less	$29,977
After one year through five years	11,805
After five years	0
41,782
Commercial loans
One year or less	$10,143
After one year through five years	3,162
After five years	60
13,365
Consumer and other loans
One year or less	$1,886
After one year through five years	2,200
After five years	0
4,086

Gross loans	$118,307

The following table summarizes loans at December 31, 2007 with the due dates after one year that have predetermined and floating or adjustable interest rates.

Dollars (in Thousands)

Predetermined fixed rates	$10,046
Floating or adjustable rate loans	7,993
$18,039

Risk Elements of the Loan Portfolio

Each loan carries a degree of credit risk.  Management’s evaluation of this risk is ultimately reflected in the estimate of probable loan losses that is reported in the Company’s financial statements as the allowance for loan losses.  Changes in this ongoing evaluation over time are reflected in the provision for loan losses charged to operating expense.

In the table below is a listing of certain risk elements in our loan portfolio.  It is our policy to discontinue the accrual of interest income when, in the opinion of management, the borrower may be unable to meet payments as they become due.  The collection of interest becomes doubtful when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected unless the loan is both well-secured and in the process of collection.

Information with respect to nonaccrual, past due and restructured loans as of December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
	Dollars (in Thousands)

Nonaccrual loans	$7,105	$807
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0	0
Restructured loans	0	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	2,366	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	296	2
Interest income that was recorded on nonaccrual and restructured loans	0	0

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

In evaluating the allowance, we consider the historical loan loss experience of the Company and similar banking organizations, the amount of past due and nonperforming loans, current and anticipated economic conditions, loan policy requirements and other appropriate information.

The provision for loan losses charged to expense was $596,000 in 2007 as compared to $403,500 in 2006.  The amounts provided were due primarily to the growth of the portfolio and current trends in the real estate market.  Net charge-offs were $174,116 in 2007 as compared to $39,225 in 2006.  Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses is adequate to absorb possible losses on existing loans that may become uncollectible, including current nonperforming loans.  Our evaluation considers the credit quality of our loan portfolio, underlying collateral values, and current economic conditions that may affect the borrower’s ability to repay.  As of December 31, 2007, we had nonperforming loans of $7,104,786 as compared to nonperforming loans of $807,000 at December 31, 2006.  The allowance for loan losses as a percentage of total loans was 1.37% and 1.16% at December 31, 2007 and 2006, respectively.

During 2006, regulators issued an “Interagency Policy Statement of the Allowance for Loan and Lease Losses” to ensure consistency with generally accepted accounting principles and recent supervisory guidance. Under these new guidelines, our allowance calculation is broken down into three categories including individually impaired loans as determined by Statement of Financial Accounting Standards (FAS) Number 114, pools of classified loans as determined by FAS 5, and the remaining loan portfolio.

For individually impaired loans, we have analyzed each loan individually and calculated an allowance amount based on collateral value and the Company’s investment in the loan. After analysis of these loans totaling $9,181,091, we established a reserve of $1,243,515. Classified loans were placed into pools based on a grading system and then a specific reserve was calculated for each grade. All remaining loans were grouped by risk category and analyzed using peer historical charge-off percentages. These loans totaled $109,125,558. We established total reserves of $373,034 in relation to the classified loan and risk category pools.  The sum of these categories calculates an estimated reserve of $1,616,549. Based on this methodology, the Company’s recorded allowance of $1,616,837 appears adequate.

Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

Loan Category	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	2007		2006
	Dollars (in Thousands)

Construction	$807	49.93%	$418	47.40%
Other real estate	571	35.32%	538	41.64%
Commercial	183	11.30%	180	7.23%
Other loans	56	3.45%	59	3.73%
Total loans	$1,617	100.00%	$1,195	100.00%

Summary of Loan Loss Experience

The following table summarizes average loan balances for the year determined using the daily average balances during the year for 2007 and 2006; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

	2007	2006
	(Dollars in Thousands)

Average amount of loans outstanding	$113,102	$80,492
Balance of allowance for loan losses at beginning of period	1,195	831
Loans charged off - consumer installment and other	(182)	(49)
Loans recovered - consumer installment and other	8	9
Net charge-offs	174	(40)
Additions to the allowance charged to operating expense during period	596	404
Balance of allowance for loan losses at end of period	$1,617	$1,195

Ratio of net loans charged off during the period to average loans outstanding	.15%	.05%

Securities

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
Debt securities:
U.S. Agency securities	$5,336	$9,118
Mortgage backed securities	10,987	11,736
	$16,323	$20,854

Maturities

The amounts of debt securities as of December 31, 2007 are shown in the following table according to contractual maturities.

	U.S. Agency Securities		Mortgage-backed Securities
	Amount	Yield (1)	Amount	Yield (1)
	Dollars (in Thousands)

Maturity:
One year or less	$250,500	5.00	$-	-
After one year through five years	1,093,917	4.70	3,079,397	4.35
After five years through ten years	3,487,700	5.25	3,445,139	4.41
After ten years	503,700	5.75	4,462,591	4.81
	$5,335,817		$10,987,127

(1)
Yields were computed using coupon interest rates, including discount accretion and premium amortization.  The weighted average yield for each maturity range was computed using the carrying value of each security in that range.

Interest-Bearing Liabilities

Our primary source of funds is deposits.  We offer an attractive selection of deposit products with competitive interest rates and we emphasize quality customer service. These factors have helped us to attract significant local deposits. Emphasis has been placed upon attracting both commercial and consumer deposits.  We intend to continue to expand our local deposit base as one component of our asset funding strategy. We also access other deposit markets, including out of market deposits, when the local market does not provide sufficient funds to meet our loan demand. We also have access to “brokered” deposit markets but as of December 31, 2007 we had not accessed the “brokered” deposit market.

The Bank is a member of the Federal Home Loan Bank of Atlanta, and we are eligible to receive advances from the Federal Home Loan Bank of Atlanta subject to prior approval of each advance. At December 31, 2007, we had $18,500,000 in advances outstanding and access to additional advances of approximately $12.0  million.  We use these Federal Home Loan Bank of Atlanta advances for both short and long term funding needs.

Additionally, we have Federal funds lines with correspondent banks totaling $9,000,000.  We utilize these lines for short term liquidity needs, generally for 7 days or less. We had no borrowings outstanding on these lines at December 31, 2007.

Deposits

Average non-interest bearing deposits in 2007 accounted for 7.26% of average total deposits compared to 6.91% in 2006.  We aggressively market our non-interest bearing deposit products, but these types of deposits are typically a smaller percentage of a new bank’s deposit base than they are for established banks.

Below is a table that summarizes our deposit base for the years ended 2007 and 2006.  Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand deposits, savings deposits, and time deposits, for the period of operations is presented below.(1)

	2007			2006
Category	Average Balances (in Thousands)	Percentage of Deposits	Rates Paid	Average Balances (in Thousands)	Percentage of Deposits	Rates Paid

Noninterest-bearing demand deposits	$8,667	7.26%		$6,033	6.91%
Interest-bearing demand deposits and savings	11,804	9.89%	3.61%	8,520	9.76%	2.27%
Time deposits	98,836	82.85%	5.41%	72,773	83.33%	4.83%
Total deposits	$119,307	100.00%		$87,326	100.00%

(1)	Average balances were determined using the daily average balances during the year.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2007 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

Dollars (in Thousands)

Three months or less	$18,420
Over three through six months	6,327
Over six through twelve months	12,582
Over twelve months	8,442
Total	$45,771

Other Funding Sources

At December 31, 2007, we had the following Federal Home Loan Bank of Atlanta advances outstanding.

Amount	Maturity Date	Current Rate

$5,000,000	July 3, 2008	4.41%
5,000,000	August 4, 2008	4.40%
1,500,000	September 24,2008	4.40%
5,000,000	September 25, 2008	4.74%
2,000,000	December 1, 2008	4.32%
$18,500,000

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

At December 31, 2007, our capital ratios were considered adequate based on regulatory minimum capital requirements.  Our shareholders’ equity increased from $11,819,239 at December 31, 2006 to $13,459,012 at December 31, 2007 due to net income of $294,918, net proceeds from a private-placement stock sale of $1,125,447,  stock-based compensation included in net income and credited to additional paid-in capital of $74,384, a decrease in unrealized losses on securities available for sale, net of tax, of $129,809, and a decrease in unrealized losses on an interest rate of floor, net of tax, of $15,215 which have been recorded as a component of accumulated comprehensive loss in stockholders’ equity.

In the future, the primary source of funds available to the Company will be the payment of dividends by the Bank.  Banking regulations limit the amount of the dividends that may be paid without prior approval of the Bank’s regulatory agency.  Currently, no dividends can be paid by the Bank to the Company without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for the Bank as of December 31, 2007 are as follows:

	Bank Capital Percentages	Regulatory Requirements

Leverage Capital Ratio	8.24%	5.00%
Risk-based Capital Ratios:
Core Capital	9.63%	6.00%
Total Capital	10.88%	10.00%

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

Return on Assets and Stockholders’ Equity

The following rate of return information for the year indicated is presented below.

	2007	2006

Return on assets (1)	0.20%	0.22%
Return on equity (2)	2.28%	2.12%
Dividend payout ratio (3)	0.00%	0.00%
Equity to assets ratio (4)	8.87%	10.39%

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share of common stock divided by net income per share.
(4)	Average equity divided by average total assets.

Off-Balance-Sheet Arrangements

Through the operations of the Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities.  These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time.  At December 31, 2007, we had issued commitments to extend credit of $17,904,956 through various types of lending arrangements.  We evaluate each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower.  Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

If needed, we have the ability on a short-term basis to borrow and purchase Federal Funds from other financial institutions.  At December 31, 2007, we had arrangements with correspondent banks for advances of up to $9,000,000.

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

Our asset/liability mix is monitored monthly by management using various financial reports, including a simple interest rate “gap” report. This report matches interest rate sensitive assets with interest sensitive liabilities in an attempt to measure on a basic level what impact rising or falling interest rates will have on the Company’s Statement of Income over time. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period.  A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities.  A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.  If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

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

At December 31, 2007, our cumulative one-year interest rate-sensitivity gap ratio was 0.96%.  This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2007, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio.  The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms.  However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers.  In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Cumulative Totals
Interest-earning assets:
Balances with other banks	1,113	137	—	—	1,250
Securities	—	251	4,172	11,900	16,323
Loans	81,575	22,717	6,885	7,111	118,288
Total assets	82,688	23,105	11,057	19,011	135,861
Interest-bearing liabilities:
Demand deposits and savings	14,197	—	—	—	14,197
Time deposits	33,621	43,738	16,455	—	93,814
FHLB advances and other borrowings	—	18,500	—	—	18,500
Total liabilities	47,818	62,238	16,455	—	126,511

Interest rate sensitivity gap	34,870	(39,133)	(5,398)	19,011	9,350
Cumulative interest rate sensitivity gap	34,870	(4,263)	(9,661)	9,350	9,350
Interest rate sensitivity gap ratio	1.73	0.37	0.67	—	1.07
Cumulative interest rate sensitivity gap ratio	1.73	0.96	0.92	1.07	1.07

Results of Operations for the Years Ended December 31, 2007 and 2006

For the year ended December 31, 2007, we reported a consolidated net income of $294,918 compared to net income of $240,377 for the year ended December 31, 2006.  Diluted earnings per share were $0.21 for the year 2007 compared to $0.19 for the year ended December 31, 2006.  Net income is fairly consistent between 2007 and 2006 with an increase due to asset growth of the Bank.   Income before income taxes was $467,261 for 2007 as compared to $614,995 for 2006.

Net Interest Income

The net yield on average interest-earning assets for the year ended December 31, 2007 was 3.72%.  Average loans were $113,102,000, average securities were $20,147,000, and average interest-bearing balances with other banks were $2,431,000.  Average interest-bearing liabilities were $124,185,000.  During 2007, the rate earned on average interest-earning assets was 8.52%, and the rate paid on average interest-bearing liabilities was 5.25%, resulting in a net interest spread of 3.27%.

The following table sets forth the amount of our interest income and interest expense for each category of average interest-earning assets and average interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets (dollars in thousands).

	December 31,
	2007			2006
Category	Average Balances (1)	Income/ Expense	Yields/ Rates	Average Balances (1)	Income/ Expense	Yields/ Rates

Cash and due from banks	$2,790	-		$2,142	$-	-%
Interest-bearing balances with other banks (3)	2,431	144	5.92%	3,821	197	5.15%
Taxable securities	20,147	985	4.89%	19,241	868	4.51%
Loans (2)	113,102	10,429	9.22%	80,491	7,708	9.58%
Allowance for loan losses	(1,281)	-		(997)	-	-%
Other assets	8,474	-		4,542	-	-%
Total assets	$145,663			$109,240

Total interest-earning assets	$135,680	11,558	8.52%	$103,553	$8,773	8.47%

Non-interest bearing demand	$7,782	-		$6,033	$-	-%
Interest-bearing demand and savings	11,804	426	3.61%	8,520	193	2.27%
Time deposits	98,836	5,346	5.41%	72,773	3,517	4.83%
Total deposits	118,422	5,772	4.87%	87,326	3,710

Other interest-bearing liabilities	13,545	744	5.49%	10,015	489	4.87%
Other liabilities	783	-		553	-	-%
Stockholders’ equity	12,913	-		11,346	-	-%
Total liabilities and equity	$145,663	-		$109,240	-
Total interest-bearing liabilities	$124,185	6,516	5.25%	$91,308	$4,199	4.60%
Net interest income		5,042			$4,574
Net interest spread			3.27%			3.87%
Net yield on average interest-earning assets			3.72%			4.42%

(1)	Average balances were determined using the daily average balances during the year.
(2)	Income on loans includes $9,733,000 in interest and $696,000 in fees for 2007. Income on loans includes $6,983,000 in interest and $725,000 in fees for 2006.
(3)	Includes FHLB dividends

Rate and Volume Analysis of Interest Income and Interest Expense

The following tables describe the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected our interest income and expense during the years indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) change in volume (change in volume multiplied by old rate); (2) change in rate (change in rate multiplied by old volume); and (3) a combination of change in rate and change in volume.  The changes in interest income and interest expense attributable to both volume and rate have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31,
	2006 to 2007
	Increase (decrease) due to change in
	Rate	Volume	Net
	(Dollars in Thousands)

Income from interest-earnings assets:
Interest and fees on loans	(403)	3,124	2,721
Interest on taxable securities	76	41	117
Interest on interest-bearing balances with other banks	19	(72)	(53)
Total interest income	(308)	3,093	2,785

Expenses from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	158	75	233
Interest on time deposits	570	1,259	1,829
Interest on other interest-bearing liabilities	83	172	255
Total interest expense	811	1,506	2,317

Net interest income	(1,119)	1,587	468

	Year Ended December 31,
	2005 to 2006
	Increase (decrease) due to change in
	Rate	Volume	Net
	(Dollars in Thousands)

Income from interest-earnings assets:
Interest and fees on loans	815	2,995	3,810
Interest on taxable securities	69	247	316
Interest on interest-bearing balances with other banks	38	45	83
Total interest income	922	3,287	4,209

Expenses from interest-bearing liabilities:
Interest on interest-bearing demand deposits and savings deposits	36	(4)	32
Interest on time deposits	594	1,305	1,899
Interest on other interest-bearing liabilities	68	241	309
Total interest-bearing liabilities	698	1,542	2,240

Net interest income	224	1,745	1,969

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

There were $181,578 of loan charge-offs and $7,462 of recoveries during 2007 as compared to approximately $39,000 of net charge-offs in 2006.  The loan provision increased to $596,000 in 2007 from $403,500 in 2006 due primarily to the growth of the loan portfolio and $7,104,786 of nonaccrual loans as of December 31, 2007.  Management believes the allowance for loan losses is adequate to absorb future loses which may exist in the loan portfolio.

For a more detailed discussion of changes in the allowance for loan losses, risk elements and general credit quality, see “Allowance for Loan Losses” earlier in this discussion. The future level of the allowance and provision for loan losses will reflect management’s ongoing evaluation of credit risk, based on established internal policies and practices.

Noninterest Income

Other noninterest income consists primarily of service charges on deposit accounts and other miscellaneous income.  Other noninterest income totaled $371,350 in 2007 as compared to $180,603 in 2006.  The increase is directly related to our growth in deposits and related depositor base.

Noninterest Expense

The main components of noninterest expense are salaries and employee benefits, occupancy and equipment expenses, and other operating expense.  Total noninterest expenses were $4,350,754 in 2007 as compared to $3,736,200 in 2006.

Total salaries and benefits increased $337,031 to $2,438,523 in 2007 from $2,101,492 in 2006.  The increase in salaries and employee benefits during 2007 resulted primarily from the increase in the number of employees needed to support our growth and branch expansion and to the recognition of employee stock-based compensation expense of $74,384.  As of December 31, 2007, we had 39 full-time equivalent employees compared to 34 at December 31, 2006.

Occupancy and equipment expenses increased $152,748 to $623,820 in 2007 from to $471,072 in 2006.  These increases were due to opening a full-service branch in Winder and the addition of an Operations Center in Commerce, Georgia.

Other noninterest expenses increased $124,775 to $1,288,411 in 2007 from $1,163,636 in 2006.  The increase in 2007 was due to higher expenses associated with the general growth of the Company.

Income Tax

In 2007, we recorded income tax expense of $172,343, which calculates to be an effective tax rate of 36.9%.  In 2006, we recorded income tax expense of $374,618.

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

Net Interest Income

The net yield on average interest-earning assets for the year ended December 31, 2006 was 4.43%.  Average loans were $80,491,000, average securities were $19,241,000, and average interest-bearing balances with other banks were $3,821,000.  Average interest-bearing liabilities were $91,308,000.  During 2006, the rate earned on average interest-earning assets was 8.47%, and the rate paid on average interest-bearing liabilities was 4.58%, resulting in a net interest spread of 3.89%.

Provision for Loan Losses, Net Charge-offs and Allowance for Loan Losses

There were $48,749 of loan charge-offs and $9,524 of recoveries during 2006 as compared to $5,822 of net charge-offs in 2005.  The loan provision increased to $403,500 in 2006 from $321,500 in 2005 due primarily to the growth of the loan portfolio and $807,000 of nonaccrual loans as of December 31, 2006.  Management believes the allowance for loan losses is adequate to absorb future loses which may exist in the loan portfolio.

Noninterest Income

Other noninterest income consists primarily of service charges on deposit accounts and other miscellaneous income.  Other noninterest income totaled $180,603 in 2006 compared to $88,401 in 2005.  The increase is directly related to our growth in deposits and related depositor base.

Noninterest Expense

The main components of noninterest expense are salaries and employee benefits, occupancy and equipment expenses, and other operating expense.  Total noninterest expenses were $3,736,200  in 2006 compared to $2,376,556 in 2005.

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

Occupancy and equipment expenses increased $121,076 to $471,072 in 2006 from 349,996 in 2005.  These increases were due to our branch banking facilities in Jefferson and Homer, Georgia being in operation for a full year and to the opening of a loan production office in Winder, Georgia.

Other noninterest expenses increased $438,095 to $1,163,636 in 2006 from $725,541 in 2005.  The increase in 2006 was due to higher expenses associated with the general growth of the Company and to the recognition of director stock-based compensation of $243,446.

Income Tax

In 2006, we recorded income tax expense of $374,618.  The effective tax rate of 60.9% is high due to the nondeductibility of stock-based compensation recognized of $403,392. Adjusting for this expense, the effective rate was 36.8% In 2005, we recorded income tax benefits of $694,863.  During the fourth quarter of 2005, we assessed the need for a valuation allowance against deferred tax assets.  After careful consideration and based primarily on a period of six consecutive months of positive earnings, we concluded that an allowance was no longer necessary as required by FAS 109, Accounting for Income Taxes. At December 31, 2006, we have used all available net operating loss carryforwards and incurred a current income tax liability of $103,586.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item, including the consolidated financial statements of the Company, the notes thereto, and the report of independent registered public accounting firm are contained in the Company’s 2007 Annual Report to Shareholders and is incorporated herein by reference.  See Exhibit 13.1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring a response to this Item.

ITEM9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 15d-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that Freedom Bancshares, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes to Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There has been no occurrence requiring a response to this Item.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Set forth below is information regarding the current directors of the Company.  All of the directors of the Company also serve as directors of the Bank.  Directors of the Company serve for a term of three years with one-third of the Directors elected on a rotational basis at the Company’s annual meeting of shareholders. The following table sets forth for each director of the Company:  (1) his name and age at December 31, 2007; (2) the year he was first elected as a director of the Company; (3) his position with the Company other than as a director; and (4) his other business experience for the past five years.

Name (Age)	Director Since	Position(s) with the Company and Business Experience
R.S. (Steve) Adams, Sr. (63)	2003	Director; President of Seydel-Woolley Co, Inc., a manufacturer of specialty chemicals.
W. Keith Ariail (55)	2003	Director; Co-owner of McDonald Ace Hardware.
Claude P. Brown (49)	2003	Director; Co-owner of Brown Brothers Enterprises, Inc.; Owner of Hyman Brown Insurance Agency.
Vincent D. Cater (64)	2003	Chief Executive Officer, President and Director of the Company and the Bank; former President and CEO of United Americas Bank, NA.
Harold C. Davis (60)	2003	Director; President and CEO of H.D. Michael Company, a residential development company.
Thomas H. Hardy (44)	2003	Director; Owner of Hardy Development, a residential development company.
James S. Purcell (44)	2003	Executive Vice President and Director of the Company and the Bank; previously Executive Vice President of Community Bank & Trust.
Verlin L. Reece (56)	2003	Director; Owner of Quality Foods, real estate investor.
Donald S. Shubert (54)	2003	Director; CPA; President of Shubert and Company, PC, CPA’s
Ronald R. Silva, Jr. (49)	2003	Director; Chief Operating Officer of the Company and the Bank, previously Executive Vice President of Community Bank & Trust.
Harold L. Swindell (68)	2003	Chairman, Board of Directors; Retired Banker.

There are not, and have not been during the last five years, any involvements by any directors of the Company in legal proceedings relating to federal bankruptcy laws, federal commodities laws, or securities laws. In addition, none of the above-listed persons are currently charged with or within the last five years have been convicted of any criminal violations of law (other than minor traffic violations).  In addition, there are not, and have not been within the last five years, any orders, judgments or decrees enjoining or limiting any director from engaging in any type of business practice or activity.

There are no family relationships among the directors of the Company and the Bank, or any of them and any executive officers of the Company or the Bank.

Executive Officers

Set forth below is information regarding the current executive officers of the Company.  The Company’s officers are appointed by and hold office at the will of its board of directors.  The following table sets forth for each executive officer of the Company:  (1) his or her name and age at December 31, 2007; (2) the year he or she was first elected as an executive officer of the Company; (3) his or her position with the Company; and (4) his or her other business experience for the past five years.

Name (Age)	Officer Since	Position(s) with the Company and Business Experience
Vincent D. Cater (64)	2003	Chief Executive Officer, President and Director of the Company and the Bank; former President and CEO of United Americas Bank, NA.
James S. Purcell (44)	2003	Executive Vice President and Director of the Company and the Bank; previously Executive Vice President of Community Bank & Trust.
Ronald R. Silva, Jr. (49)	2003	Director; Chief Operating Officer of the Company and the Bank, previously Executive Vice President of Community Bank & Trust.
Jennifer Wethington (31)	2008	Chief Financial Officer and Controller or the Company and the Bank; previously auditor and audit manager with international and regional accounting firms.

On November 30, 2007, Clyde A. McArthur, the Company’s Chief Financial Offer, submitted his intent to resign as the principal financial officer and principal accounting officer of the Company at year-end.  Mr. McArthur indicated that he was resigning to serve as Chief Executive Officer of a de novo thrift in Gainesville, Georgia.  On February 20, 2008, the Board appointed Jennifer S. Wethington as Chief Financial Officer of the Company and the Bank.

There are not, and have not been during the last five years, any involvements by any executive officers of the Company in legal proceedings relating to federal bankruptcy laws, federal commodities laws, or securities laws. In addition, none of the above-listed persons are currently charged with or within the last five years have been convicted of any criminal violations of law (other than minor traffic violations).  In addition, there are not, and have not been within the last five years, any orders, judgments or decrees enjoining or limiting any executive officer from engaging in any type of business practice or activity.

There are no family relationships among the executive officers of the Company and the Bank, or any of them and any directors of the Company or the Bank.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company is filing this Annual Report on Form 10-K pursuant to Section 15(d) of the Securities Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.  The Company anticipates filing a Registration Statement on Form 8-A during April 2008 to register the Company’s common stock under Section 12(g) of the Securities Exchange Act.

Audit and Compliance Committee

The Board of Directors has established an Audit and Compliance Committee, which recommends to the Board of Directors the independent public accountants to be selected to audit the Company’s annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion.  The Audit and Compliance Committee is also responsible for overseeing compliance with the Community Reinvestment Act.  The Board of Directors has not adopted a written charter for the Audit Committee.  During the fiscal year ended December 31, 2007, the Audit and Compliance Committee held four meetings.

The Audit and Compliance Committee members are Keith Ariail (chairman), Donald Shubert, Verlin Reece and Harold Swindell.  The Board of Directors has determined that Donald Shubert is an “audit committee financial expert” as defined under applicable Securities and Exchange Commission regulations.  Mr. Shubert is an “independent director” as defined by NASDAQ listing standards.

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

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following table provides certain summary information concerning the annual and long-term compensation paid or accrued by the Company and the Bank to or on behalf of its Principal Executive Officer (“PEO”) and the two other most highly compensated executive officers of the Company who were serving as executive officers at December 31, 2007, and who earned over $100,000 in total compensation for 2007 (collectively, with the PEO, the “Named Executive Officers”).

Name and Position	Year	Salary	Bonus ($)	Option Awards(2) ($)	All Other Compensation(1) ($)	Total ($)
Vincent D. Cater,	2007	179,383	2,500	9,355	3,600	185,483
President and CEO	2006	149,231	4,500	42,258	10,000	169,688

Ronald R. Silva, Jr.,	2007	133,836	2,500	18,413	3,600	139,936
Chief Operating Officer	2006	125,838	4,000	24,533	—	135,137

James S. Purcell,	2007	131,279	2,500	4,065	3,600	137,379
Executive Vice-President	2006	120,369	3,600	30,908	—	125,975
(1) (1) 600 paid to each officer in 2007 is director compensation.
(2) (2) Options Awards includes stock-based compensation expense recognized by the Company as described in Note 11 of the financial  statements

Employment Agreements.   We have entered into a three-year employment agreement with Vincent D. Cater regarding Mr. Cater’s employment as president and chief executive officer of the Company and the Bank.  Under the terms of the agreement, Mr. Cater will receive a base salary of $135,000 per year.  Mr. Cater is also eligible to receive incentive compensation in an amount equal to up to 50% of the base salary amount based upon performance goals as established by the board of directors.  The Bank will also provide Mr. Cater with other customary benefits such as disability, health and life insurance, membership fees to a country club and an automobile allowance.

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

The Company has not entered into employment agreements with Messrs. Purcell and Silva.

Outstanding Equity Awards at Fiscal Year End. The following table presents for each of the Company’s named executive officer’s (i) the number of securities underlying unexercised options that are exercisable, (ii) the number of securities underlying unexercised options that are not exercisable, (iii) the option exercise price, and (iv) the options expiration date.

	Number of Securities Underlying Unexercised options (#) Exercisable	Number of securities Underlying Unexercised options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Vincent D. Cater	5,000	—	10.50	02/17/2014
	20,000	—	10.00	02/17/2014
	1000	2,000	11.00	02/01/2016

James S. Purcell	20,000	—	10.00	02/17/2014

Ronald R. Silva, Jr.	5,000		10.00	02/17/2014
	9,000	6,000	10.00	02/17/2014
	833	1,667	11.50	02/01/2016

 Director Compensation

Upon reaching cumulative profitability at the Bank level in July of 2007, we began to compensate the directors for their service to the Company and to Freedom Bank at a rate of $600 per month. Total expense to the Bank during 2007 for Director compensation was $39,600.

Name(1)	Fees earned or paid in cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Comp Earnings ($)	All Other Compensation ($)	Total ($)
Mr. Adams	3,600		-	-	-	-	-	3,600
Mr. Arial	3,600		-	-	-	-	-	3,600
Mr. Brown	3,600		-	-	-	-	-	3,600
Mr. Davis	3,600		-	-	-	-	-	3,600
Mr. Hardy	3,600		-	-	-	-	-	3,600
Mr. Reece	3,600		-	-	-	-	-	3,600
Mr. Schubert	3,600		-	-	-	-	-	3,600
Mr. Swindell	3,902	(2)	-	-	-	-	-	3,902

(1)	Messrs. Cater, Purcell and Silva are the Named Executive Officers of the Company and their compensation as directors is reported in the “Summary Compensation Table” above.
(2)	Amount includes expense reimbursement paid to Mr. Swindell.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

The following table sets forth information with respect to the beneficial ownership of the Company’s common stock, as of December 31, 2007, by (i) each person known by the Company to be the beneficial owner of more than 5% of our issued and outstanding common stock (ii) each of our directors and Named Executive Officers and (iii) all directors and executive officers as a group.  Except as noted below, we believe that each person listed below has sole investment and voting power with respect to the shares included in the table.

Name	Number of Shares	Percent of Class	Nature of Beneficial Ownership
R.S. (Steve) Adams, Sr. Director	86,480	6.41
Consists of (a) 22,100 shares held by Mr. Adams; (b) 30,500 shares held jointly with Mr. Adams’ spouse, children and grandchildren as to which voting and investment power is shared; (c) 640 shares held by spouse in 401(k); and (d) 33,240 shares that Mr. Adams has the right to acquire by exercising a warrant.

W. Keith Ariail Director	29,356	2.21
Consists of (a) 15,356 shares held jointly with Mr. Ariail’s spouse and stepson as to which voting and investment power is shared; and (b) 14,000 shares that Mr. Ariail has the right to acquire by exercising a warrant.

Claude P. Brown Director	37,400	2.80
Consists of (a) 17,000 shares held by Mr. Brown; (b) 1,000 shares held jointly with Mr. Brown’s daughters as to which voting and investment power is shared; (c) 500 shares held by spouse in IRA and (d) 18,900 shares that Mr. Brown has the right to acquire by exercising a warrant.

Vincent D. Cater Director	40,000	2.96
Consists of (a) 3,500 shares held by Mr. Cater; (b) 2,500 shares held jointly with Mr. Cater’s spouse as to which voting and investment power is shared; (c) 6,000 shares that Mr. Cater has the right to acquire by exercising a warrant; and (d) 28,000 shares that Mr. Cater has the right to acquire by exercising options.

Name	Number of Shares	Percent of Class	Nature of Beneficial Ownership
Harold C. Davis Director	62,500	4.64
Consists of (a) 30,500 shares held by Mr. Davis; (b) 2,000 shares held by an investment company for the benefit of Mr. Davis; and (c) 30,000 shares that Mr. Davis has the right to acquire by exercising a warrant.

Thomas H. Hardy Director	82,000	6.14	Consists of (a) 62,000 shares held by Mr. Hardy; and (b) 20,000 shares that Mr. Hardy has the right to acquire by exercising a warrant.
James S. Purcell Director	52,154	3.85
Consists of (a) 12,220 shares held by Mr. Purcell; (b) 2,434 shares held jointly with Mr. Purcell’s former spouse and children as to which voting and investment power is shared; (c) 17,500 shares that Mr. Purcell has the right to acquire by exercising a warrant; and (d) 20,000 shares that Mr. Purcell has the right to acquire by exercising options.

Verlin L. Reece Director	78,226	5.80	Consists of (a) 37,000 shares held by Mr. Reece; (b) 1,000 shares held jointly with Mr. Reeces’s daughters as to which voting and investment power is shared; (c) 7,226 shares held by an investment company for the benefit of Mr. Reece; and (d) 33,000 shares that Mr. Reece has the right to acquire by exercising a warrant.
Donald S. Shubert Director	21,000	1.58	Consists of (a) 10,000 shares held by Mr. Shubert; and (b) 11,000 shares that Mr. Shubert has the right to acquire by exercising a warrant.
Ronald R. Silva, Jr. Director	98,667	7.39	Consists of (a) 55,000 shares held by Mr. Silva; (b) 25,000 shares held jointly with his spouse; and (c)18,667 shares that Mr. Silva has the right to acquire by exercising options.
Harold L. Swindell Director	6,000	*
Consists of (a) 500 shares held by Mr. Swindell; (b) 500 shares that Mr. Swindell has the right to acquire by exercising a warrant; and (c) 5,000 shares that Mr. Swindell has the right to acquire by exercising an option.

All directors and executive officers as a group (12 persons)	605,116	38.23

* Less that one percent of shares outstanding

Equity Compensation Plans

The following table sets forth information regarding the Company’s equity compensation plans under which shares of the Company’s common stock are authorized for issuance.  The only equity compensation plan maintained by the Company is the Freedom Bancshares, Inc. 2003 Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)
Equity compensation plans approved by security holders	121,800		$10.53	38,200
Equity compensation plans not approved by security holders	197,140	(1)	$10.00	0
Total	318,940		$10.20	38,200
____________________
(1)
Each of our organizing directors devoted substantial time and effort to the activities necessary to organize the Company and the Bank.  Additionally, each of them agreed to guarantee indebtedness of the Company.  In consideration of these efforts and in recognition of their financial risks, each of our organizing directors received a warrant to purchase a number of shares of common stock equal to the number of shares he or she purchased in the offering, an aggregate maximum of 184,140 shares.   In addition, in consideration of their efforts in assisting the Company’s formation, the Company issued non-qualified option agreements to three individuals to purchase an aggregate maximum of 13,000 shares, which is included in this figure.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company and the Bank have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank and their affiliates, including members of their families, corporations, partnerships or other organizations in which such directors and officers have a controlling interest.  These transactions take place on substantially the same terms as those prevailing at the same time for comparable transactions with unrelated parties.

The Company recognizes that related party transactions can present potential or actual conflicts of interest and create the appearance that the Company’s decisions are based on considerations other than the Company’s and its shareholders’ best interests.  Therefore, the Company and the Bank’s boards of directors have adopted the following policies and procedures with respect to related party transactions.

For the purpose of the policy, a “related party transaction” is a transaction in which the Company or the Bank participates and in which any related party has a direct or indirect material interest, other than transactions available to all employees or customers generally.

Under the policy, any loans or other transactions with related parties must (a) be made in accordance with applicable law and the Bank’s lending policies, (b) be made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank.  In addition, all transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

From time to time, the Bank will make loans to the directors and officers of the Company or the Bank or to their affiliates.  None of these loans are currently nonaccrual, past due, restructured or potential problem loans.  All such loans were: (i) made in the ordinary course of business; (ii) made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank, and (iii) do not involve more than the normal risk of collectibility or present other unfavorable features.

Director Independence

The Board of Directors has determined that the following directors are independent pursuant to the independence standards of the Nasdaq Stock Market:

R.S. (Steve) Adams, Sr.	W. Keith Arial	Claude P. Brown
Harold C. Davis	Thomas H. Hardy	Verlin L. Reece
Donald S. Shubert	Harold L. Swindell

In determining that each director could exercise independent judgment in carrying out his or her responsibilities, the Board of Directors considered any transactions, relationships and arrangements between the Company or the Bank and the director and his or her family.  After reviewing these factors, the Board determined that there were no issues which would interfere with the above-listed directors’ abilities to exercise independent judgment.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the amounts paid by the Company to its independent auditors for the last two fiscal years.

Category	2007	2006

Audit Fees	$61,000	$45,822
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$61,000	$45,822

The services provided by Nichols, Cauley & Associates, LLC are pre-approved by the Audit and Compliance Committee of the Company in accordance with the policies and procedures of the Audit and Compliance Committee.  The Audit and Compliance Committee pre-approves all audit and non-audit services provided by the Company’s independent auditors and may not engage the independent auditors to perform any prohibited non-audit services.  As indicated above, Nichols, Cauley & Associates, LLC has not rendered any non-audit professional services to the Company over the last two years.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation [1]
3.2	Bylaws [1]
4.1	Specimen Common Stock Certificate [1]
4.2	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
10.1*	Freedom Bancshares, Inc. 2003 Stock Incentive Plan [1]
10.2*	First Amendment to Freedom Bancshares, Inc. 2003 Stock Incentive Plan [2]
10.3*	Form of Non-Qualified Stock Option Agreement [2]
10.4*	Form of Freedom Bancshares, Inc. Organizers’ Warrant Agreement [1]
10.5*	Employment Agreement by and between Freedom Bank (In Organization), Freedom Bancshares, Inc. and Vincent D. Cater [3]
13.1	Excerpt from Annual Report
21.1	Subsidiaries of the Company [3]
23.1	Consent of Nichols, Cauley & Associates, LLC
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________

*	Indicates compensatory plan or contract.

____________________________
1 Incorporated by reference to the Registration Statement on Form SB-2 (No. 333-102971) filed on February 5, 2003.

2 Incorporated by reference to the Registration Statement on Form S-8 (No. 333-102971) filed on November 7, 2007.

3 Incorporated by reference to the Annual Report on Form 10-KSB filed on March 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM BANCSHARES, INC.

By:	/s/ Vincent D. Cater
Vincent D. Cater
President and Chief Executive Officer
Date:	March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R.S. Adams, Sr.	Director	March 28, 2008
R.S. (Steve) Adams, Sr.

/s/ W. Keith Ariail	Director	March 28, 2008
W. Keith Ariail

/s/ Claude P. Brown	Director	March 28, 2008
Claude P. Brown

/s/ Vincent D. Cater	President, Chief Executive Officer and Director	March 28, 2008
Vincent D. Cater*

/s/ Harold C. Davis	Director	March 28, 2008
Harold C. Davis

/s/ Thomas H. Hardy	Director	March 28, 2008
Thomas H. Hardy

/s/ Jennifer S. Wethington	Chief Financial Officer	March 28, 2008
Jennifer S. Wethington**

/s/ James S. Purcell	Director	March 28, 2008
James S. Purcell

/s/ Verlin L. Reece	Director	March 28, 2008
Verlin L. Reece

/s/ Donald S. Shubert	Director	March 28, 2008
Donald S. Shubert

/s/ Ronald R. Silva, Jr.	Executive Vice President and Director	March 28, 2008
Ronald R. Silva, Jr.

/s/ Harold L. Swindell	Director	March 28, 2008
Harold L. Swindell
_____________________________
  *  Principal executive officer.
**  Principal financial and accounting officer.

EXHIBIT INDEX

3.1	Articles of Incorporation [4]

3.2	Bylaws [1]

4.1	Specimen Common Stock Certificate [1]

4.2	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1*	Freedom Bancshares, Inc. 2003 Stock Incentive Plan [1]

10.2*	First Amendment to Freedom Bancshares, Inc. 2003 Stock Incentive Plan [5]

10.3*	Form of Non-Qualified Stock Option Agreement [2]

10.4*	Form of Freedom Bancshares, Inc. Organizers’ Warrant Agreement [1]

10.5*	Employment Agreement by and between Freedom Bank (In Organization), Freedom Bancshares, Inc. and Vincent D. Cater [6]

13.1	Excerpt from Annual Report

21.1	Subsidiaries of the Company [3]

23.1	Consent of Nichols, Cauley & Associates, LLC

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________

*	Indicates compensatory plan or contract.

___________________________
4 Incorporated by reference to the Registration Statement on Form SB-2 (No. 333-102971) filed on February 5, 2003.

5 Incorporated by reference to the Registration Statement on Form S-8 (No. 333-102971) filed on November 7, 2007.

6 Incorporated by reference to the Annual Report on Form 10-KSB filed on March 30, 2004.