Form 10-Q
period 2008-03-31
FREEDOM BANCSHARES INC
filed 2008-05-15
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number: 000-53194

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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of

May 14, 2008: 1,317,505 shares outstanding, $1.00 par value

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Index

PART I - FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007
(Unaudited)

Assets	2008	2007

Cash and due from banks	$3,545,681	$3,016,248
Interest bearing deposits in banks	62,818	137,392
Federal funds sold	1,071,000	1,113,000
Securities available for sale, at fair value	18,649,082	16,322,944
Loans, less allowance for loan losses of $2,534,392 and $1,616,837, respectively	115,390,094	116,670,671
Property and equipment, net	5,741,089	5,830,047
Federal Home Loan Bank stock	1,097,600	1,071,100
Accrued interest receivable	1,277,267	1,418,985
Other assets	5,108,178	1,581,696

Total assets	$151,942,809	$147,162,083

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$8,925,203	$6,542,891
Interest-bearing	112,580,272	108,011,123
Total deposits	121,505,475	114,554,014
Federal Home Loan Bank advances	17,000,000	18,500,000
Accrued interest payable	636,049	638,728
Other liabilities	122,667	10,329
Total liabilities	139,264,191	133,703,071

Commitments and contingencies

Stockholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $1.00 par value; 10,000,000 shares authorized; 1,317,505 and 1,316,005 shares issued and outstanding, respectively	1,317,505	1,316,005
Additional paid-in capital	12,835,958	12,807,750
Accumulated deficit	(1,607,582)	(620,327)
Accumulated other comprehensive income (loss)	132,737	(44,416)
Total stockholders' equity	12,678,618	13,459,012

Total liabilities and stockholders' equity	$151,942,809	$147,162,083

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Interest income:
Loans	$2,168,743	$2,491,075
Taxable securities	203,137	254,215
Federal funds sold	23,302	20,661
Other	17,118	28,375
Total interest income	2,412,300	2,794,326

Interest expense:
Deposits	1,366,526	1,323,217
Other borrowings	179,133	199,554
Total interest expense	1,545,659	1,522,771

Net interest income	866,641	1,271,555
Provision for loan losses	1,440,000	91,000
Net interest (loss) income after provision for loan losses	(573,359)	1,180,555

Noninterest income:
Service charges on deposit accounts	66,502	34,562
Other operating income	75,342	38,566
Total noninterest income	141,844	73,128

Noninterest expenses:
Salaries and other employee benefits	635,553	563,790
Occupancy and equipment	162,504	146,342
Other operating	350,384	256,069
Total noninterest expenses	1,148,441	966,201

(Loss) income before income taxes	(1,579,956)	287,482

Income tax (benefit) expense	(592,700)	111,050

Net (loss) income	$(987,256)	$176,432

Basic (losses) earnings per share	$(0.75)	$0.14

Diluted (losses) earnings per share		$0.13

Cash dividends per share	$-	$-

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Net (loss) income	$(987,256)	$176,432

Other comprehensive income :

Unrealized gains on securities available for sale,net of tax	170,338	27,465

Unrealized gain on interest rate floor, net of tax	6,815	2,807

Other comprehensive income	177,153	30,272

Comprehensive (loss) income	$(810,103)	$206,704

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(987,256)	$176,432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and accretion on securities	1,112	(1,370)
Depreciation	90,668	81,066
Provision for loan losses	1,440,000	91,000
Stock compensation expense	14,708	9,106
Gain on sale of foreclosed assets	-	(11,273)
Increase (decrease) in interest receivable	141,718	(236,706)
(Decrease) increase in interest payable	(2,679)	132,695
Increase in other assets	(713,737)	(72,911)
Increase in other liabilities	112,338	21,890
Net cash provided by operating activities	96,872	189,929

INVESTING ACTIVITIES
Purchases of securities available for sale	(4,721,340)	(756,021)
Proceeds from maturities and paydowns of securities available for sale	2,667,725	587,973
(Purchase) redemption of Federal Home Loan Bank stock	(26,500)	61,500
Net increase in loans	(3,229,149)	(6,834,721)
Purchases of premises and equipment	(1,710)	(2,500,853)
Proceeds from sale of foreclosed assets	160,500	180,590
Net cash used in investing activities	(5,150,474)	(9,261,532)

FINANCING ACTIVITIES
Net increase in deposits	6,951,461	17,330,049
Repayments of FHLB advances	(1,500,000)	(6,000,000)
Proceeds from sale of comon stock	15,000	162,250
Net cash provided by financing activities	5,466,461	11,492,299

Net increase in cash and cash equivalents	412,859	2,420,696

Cash and cash equivalents at beginning of period	4,266,640	3,633,957

Cash and cash equivalents at end of period	$4,679,499	$6,054,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1,548,338	$1,390,076
Taxes	$14,008	$-

NONCASH INVESTING ACTIVITIES
Transfer of loans to foreclosed assets	$3,069,726	$169,317
Increase in accumulated other comprehensive income	$(177,153)	$(30,272)

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2007.

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

The Company’s articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock (“Common Stock”). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of March 31, 2008, there were 1,317,505 shares of the Company’s Common Stock issued and outstanding.

The Company’s articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its zero par value per share preferred stock (“Preferred Stock”). The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of March 31, 2008, no shares of the Company’s Preferred Stock were issued or outstanding.

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

As of March 31, 2008, the Company has 13,000 non-qualified stock options outstanding.

The Company originally reserved up to 80,000 shares of Common Stock for issuance under a stock incentive option plan. On May 20, 2004 the shareholders of the Company approved an amendment to the stock incentive option plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company’s Personnel and Compensation Committee (the “Committee”). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities. As of March 31, 2008, the Company had 108,300 options outstanding.

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

Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At March 31, 2008 and December 31, 2007, cash and cash equivalents amounted to $4,679,499 and $4,266,640, respectively.

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

The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous assumptions  and subjective judgments, including the likelihood of loan repayment, risk evaluation, extrapolation of historical losses of similar banks, and similar judgments and assumptions.  If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance for loan losses.

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at March 31, 2008 and December 31, 2007.

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

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.  As of March 31, 2008, no valuation allowances were provided for deferred tax assets.

Stock-Based Compensation. At March 31, 2008, the Company has two stock-based employee/director compensation plans which are more fully described in Note 11 of the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the first quarter of 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company recorded stock-based compensation expense of $14,708 and $9,106 for the three months ended March 31, 2008 and 2007, respectively.

Index

At March 31, 2008, there was $76,708 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.3 years.

Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net income (loss) was reconciled to net cash flows from operating activities by adjusting for the effects of short-term assets and liabilities.

NOTE 4.	EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants that are dilutive and none were included in the calculation for the first quarter. Weighted average shares outstanding for the three months ended March 31, 2008 and 2007 were 1,398,232 and 1,333,441, respectively.

NOTE 5.	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Investment securities available-for-sale	$-	$18,649,082	$-	$18,649,082
Total assets at fair value	$-	$18,649,082	$-	$18,649,082

Index

NOTE 6.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company believes the adoption of SFAS 141(R) will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition to the amendments to ARB 51, SFAS 160 amends SFAS No. 128, Earnings per Share; so that earnings-per-share data will continue to be calculated the same way those data were calculated before SFAS 160 was issued. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company believes the adoption of SFAS 160 will not have a material impact on its financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133 intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes the adoption of SFAS 161 will not have a material impact on its financial statements.

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

Index

Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Loans are charged against the allowance for loan losses when management believes the collection of the principal is unlikely.  The Company’s allowance for loan and lease losses is the amount considered adequate to absorb probable losses within the portfolio based on management’s evaluation of the size and current risk characteristics of the loan portfolio. Such evaluation considers prior loss experience, the risk rating distribution of the portfolios, the impact of current internal and external influences on credit loss and the levels of nonperforming loans. Specific allowances for loan and lease losses are established for large impaired loans and leases on an individual basis. The specific allowance established for these loans and leases is based on a thorough analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the loan’s estimated market value, or the estimated fair value of the underlying collateral. General allowances are established for loans that are classified as either special mention, substandard, or doubtful. These loans are assigned a risk rating, and the allocated allowance for loan losses is determined based upon the loss percentage factors that correspond to each risk rating. Loss percentage factors are based on the probable loss including qualitative factors. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual, and growth in the loan portfolio. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified as necessary.

General allowances are established for loans and leases that can be grouped into pools based on similar characteristics. In this process, general allowance factors are based on an analysis of historical charge-off experience and expected losses given default derived from the Company’s internal risk rating process. These factors are developed and applied to the portfolio in terms of line of business and loan type. Adjustments are also made to the allowance for the pools after an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk rating data. Unallocated allowances relate to inherent losses that are not otherwise evaluated in the first two elements. The qualitative factors associated with unallocated allowances are subjective and require a high degree of management judgment. These factors include the inherent imprecisions in mathematical models and credit quality statistics, recent economic uncertainty, losses incurred from recent events, and lagging or incomplete data.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of March 31, 2008, deferred income taxes of $466,167 are included in other assets.  Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

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

Index

Overview

We commenced banking operations on February 17, 2004 in our primary location of Commerce, Georgia. We have subsequently expanded geographically by adding branches in Jefferson, Homer and Winder, Georgia.  We have grown in assets to over $150 million as of March 31, 2008.

Financial Condition

At March 31, 2008, total assets of Freedom Bancshares, Inc. were $151.9 million, which included loans totaling $117.9 million and securities of $18.6 million.   Deposits at March 31, 2008 totaled $121.5 million and other borrowings totaled $17.0 million and consist solely of advances from the Federal Home Loan Bank of Atlanta.

Investment securities available-for-sale totaled $18.6 million at March 31, 2008. These investments consisted of $5.1 million in US government-sponsored agency securities and $13.5 million in mortgage-backed securities issued by US government-sponsored agencies. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we invest in traditional government-sponsored agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at March 31, 2008.

Gross loans totaled $117.9 million at March 31, 2008.  Net loans totaled $115.4 million at March 31, 2008. The majority of our loans are secured by real estate. Balances within the major loan categories as of March 31, 2008 are as follows:

Composition of Loan Portfolio
March 31, 2008

Category	Amount (in thousands)	Percent of Total

Construction loans	$57,547	48.80%
Other real estate loans	46,085	39.08%
Commercial loans	9,068	7.69%
Other loans	5,224	4.43%
	117,924	100.00%
Allowance for loan losses	(2,534)
	$115,390

We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect minimal growth in assets and liabilities during the remainder of 2008.

Our total equity was $12.7 million at March 31, 2008. Equity consisted of common stock and surplus of $14.2 million, an accumulated deficit at December 31, 2007 of $620 thousand; net loss for the three months ended March 31, 2008 of $987 thousand; unrealized gains on securities available-for-sale, net of tax, of $134 thousand; and unrealized losses of an interest rate floor, net of tax, of $1 thousand.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

The results of operations are determined by our ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for us to become cumulatively profitable and to remain profitable in the future, we must increase the amount of earning assets so that net interest income along with non-interest income will be sufficient to cover normal operating expenses incurred in a banking operation and the Company’s provision for loan losses.

Index

Net losses for the first quarter of 2008 amounted to $987 thousand, or $(0.75) per basic share.  Net income for the first quarter of 2007 amounted to $176 thousand, or $0.14 per basic share and $0.13 per diluted share.  Following is a brief discussion concerning our operational results for the three-month periods ended March 31, 2008 and 2007.

The significant loss in the first quarter was due to a provision to the allowance for loan loss in the amount $1.4 million during the first quarter of 2008. Due to the significant increase in non-performing loans and drops in value of real estate in the area, management believed the increase to the allowance was necessary to absorb future potential losses.

Interest income, which represents interest received on interest earning assets, was $2.4 million for the first quarter of 2008 and $2.8 million for the first quarter of 2007.  Earnings were lower in 2008 due to recognition of non-accrual loans and drop in interest rates. The cost of funds, which represents interest paid on deposits and borrowings, was $1.55 million for the first quarter of 2008 and $1.52 million for first quarter of 2007. Cost of funds increased slightly despite declining interest rates due to an increase in advances from Federal Home Loan Bank.

The following tables calculate the net yield on earning assets as of March 31, 2008 and 2007. The net yield dropped from 3.92% at March 31, 2007 to 2.48% at March 31, 2008. This drop is indicative of the results of the declining interest rates during 2007 and the first quarter of 2008.

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 2.48% for the first quarter of 2008.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$2,639	$23	3.49%
Securities	17,163	203	4.73%
Loans	118,665	2,169	7.31%
Other	1,204	17	5.65%
Total	$139,671	2,412	6.91%
Money market/NOW accounts	$14,526	131	3.61%
Savings	864	3	1.39%
CDs	96,676	1,232	5.10%
Other borrowings	17,213	179	4.16%
Total	$129,279	1,545	4.78%

Net interest income		$867
Net yield on earning assets			2.48%

Index

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 3.92% for the first quarter of 2007.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$1,566	$21	5.28%
Securities	21,228	254	4.79%
Loans	105,975	2,491	9.40%
Other	1,109	28	10.24%
Total	$129,878	2,794	8.61%
Money market/NOW accounts	$8,426	67	3.20%
Savings	839	3	1.42%
CDs	94,528	1,253	5.30%
Other borrowings	15,428	200	5.17%
Total	$119,221	1,523	5.11%

Net interest income		$1,271
Net yield on earning assets			3.92%

For the first quarter of 2008, non-interest income amounted to $142 thousand,  or 0.09% of average assets. For the first quarter of 2007, non-interest income amounted to $73 thousand or 0.02% of average assets. Because the Company is in a competitive market, it prices its services very competitively in order to maintain and grow deposits. The majority of the increase is due to the addition of income from mortgage originations which earned the Company approximately $35 thousand in fees during the first quarter of 2008.

The Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share Based Payment effective January 1, 2006, using the modified- prospective-transition method.The Company did not grant any options in the first quarter of 2008.  No modifications were made to outstanding options and warrants and there have been no significant changes to valuation methodologies or assumptions. There have not been any significant changes in the quantity, types or terms of instruments used in share-based payment programs. At March 31, 2008, total compensation cost related to nonvested awards not yet recognized is approximately $77 thousand which is expected to be recognized over a weighted average period of 1.3 years.

The income tax benefit for the first quarter of 2008 was $593 thousand as compared to an expense of $111 thousand for first quarter of 2007.  The amounts provided take into account all share-based compensation expense recognized for which an income tax benefit will not be received.

Asset Quality

The allowance for loan losses at March 31, 2008 was $2.5 million, or 2.15% of total loans compared to $1.6 million, or 1.37% at December 31, 2007 and $1.3 million or 1.17% at March 31, 2007. The increase in the allowance from prior periods is due primarily to an additional $1.4 million loan loss provision taken in the first quarter of 2008 to provide the Company with an adequate reserve. Management has closely monitored the portfolio and has been proactive in working problem assets. The portfolio is monitored on a weekly basis by management and the allowance is analyzed quarterly. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Index

Net charge-offs have been $523 thousand for the first quarter of 2008 as compared to $4.5 thousand for the first quarter of 2007. The increased provision and net charge-off amounts reflect a deterioration in credit conditions as a result of the slowing residential real estate market. Should real estate conditions continue to worsen, the Company may experience additional charge-offs. The following table summarizes the allowance for loan losses for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Average amount of loans outstanding	$118,665	$105,975

Allowance for loan losses, beginning of period	$1,617	$1,195
Less charge-offs:
Real estate	520	--
Consumer	6	6
Total charge-offs	526	6
Plus recoveries
Real estate	--	--
Consumer	3	1
Total recoveries	3	1
Net charge-offs	523	5

Plus provision for loan losses	1,440	91
Allowance for loan losses, end of period	$2,534	$1,281
Net charge-offs to average loans (annualized)	1.76%	0.02%

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.  Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame.

The following table is a summary of the Companys’ nonaccrual loans at March 31, 2008 and March 31, 2007. The table show an increase in nonaccrual loans from $758 thousand at March 31, 2007 to $8.8 million at March 31, 2008.

	March 31, 2008
	Nonaccrual Loans	Past Due 90 Days – Still Accruing

Real estate loans	$8,750	$--
Commercial loans	14	--
Consumer loans	31	--
Total	$8,795	$--

	March 31, 2007
	Nonaccrual Loans	Past Due 90 Days – Still Accruing

Real estate loans	$669	$--
Commercial loans	89	--
Consumer loans	--	--
Total	$758	$--

Index

Management meets weekly to discuss various plans for the reduction of  nonaccrual loans. In addition to nonaccrual loans, the Company has foreclosed assets which is also considered a non-performing asset. As of March 31, 2008, the Company had $3.7 million in other real estate compared to $882 thousand at December 31, 2007. Foreclosed assets are written down to the lower of the carrying principal amount or the fair market value as determined by an appraisal when transferred to foreclosed assets.

Liquidity

Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity. The March 31, 2008 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $4.7 million, representing 3.08% of total assets.

Investment securities available-for-sale, which amounted to $18.6 million, or 12.27% of total assets at March 31, 2008, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs. At March 31, 2008, we had access to unused lines of credit totaling $2.0 million.

We draw deposits primarily from our local market area. However, when we deem it necessary and prudent we will access deposit markets other than the local market for sources of funds. These deposits can include “brokered” deposits and deposits generated from other sources, including internet sources.

Freedom Bank of Georgia is a member of the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank of Atlanta provides funds for real estate-related lending and to promote home ownership. We use advances from the Federal Home Loan Bank of Atlanta to fund loans and as a tool to manage our interest rate risk. At March 31, 2008 we had advances outstanding of $17.0 million. We had access to additional advances up to $13.2 million.

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

Capital Resources

Total shareholders’ equity decreased from $13.5 million at December 31, 2007 to $12.7 million at March 31, 2008. The decrease is due to net loss for the first quarter of 2008 of $987 thousand, an after-tax increase of $170 thousand in the fair value of securities available-for-sale, an after tax increase in the fair value of an interest rate floor of $7 thousand, an increase in surplus from the recognition of stock compensation expense of $15 thousand, and proceeds of $15 thousand received from the sale of 1,500 shares of common stock due to stock options being exercised.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of March 31, 2008.

Index

The following table summarizes our risk-based capital ratios at March 31, 2008:

	Freedom Bank March 31, 2008	Freedom Bancshares, Inc. March 31, 2008	Regulatory Requirement

Leverage ratio	8.13%	8.32%	4.0%
Tier 1 Risk weighted ratio	9.27%	9.49%	4.0%
Tier 2 Risk weighted ratio	10.53%	10.75%	8.0%

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

Index

Part I.	Financial Information
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

Part I.	Financial Information
Item 4.	Controls and Procedures

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

Index

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part II.	Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risk facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Freedom Bancshares, Inc.
(Registrant)

May 14, 2008	/s/ Vincent D. Cater
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2008	/s/ Jennifer S. Wethington
Chief Financial Officer
(Principal Accounting Officer)