Form 10-Q
period 2008-06-30
FREEDOM BANCSHARES INC
filed 2008-08-14
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

August 14, 2008: 1,317,505 shares outstanding, $1.00 par value

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Index

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
Assets	2008	2007

Cash and due from banks	$2,791,091	$3,016,248
Interest bearing deposits in banks	183,711	137,392
Federal funds sold	2,504,961	1,113,000
Securities available for sale, at fair value	17,925,845	16,322,944
Loans, less allowance for loan losses of $3,142,110 and $1,616,837, respectively	110,906,385	116,670,671
Property and equipment, net	5,650,421	5,830,047
Federal Home Loan Bank stock	1,097,600	1,071,100
Accrued interest receivable	984,433	1,418,985
Foreclosed assets	6,790,466	881,579
Other assets	2,223,652	700,117

Total assets	$151,058,565	$147,162,083

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$8,303,241	$6,542,891
Interest-bearing	113,807,476	108,011,123
Total deposits	122,110,717	114,554,014
Federal Home Loan Bank advances	17,000,000	18,500,000
Accrued interest payable	622,134	638,728
Other liabilities	167,411	10,329
Total liabilities	139,900,262	133,703,071

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,000,000 shares authorized;no shares issued and outstanding	-	-
Common stock, $1.00 par value; 10,000,000 shares authorized;1,317,505 and 1,316,005 shares issued and outstanding, respectively	1,317,505	1,316,005
Additional paid-in capital	12,850,831	12,807,750
Accumulated deficit	(2,766,194)	(620,327)
Accumulated other comprehensive loss	(243,839)	(44,416)
Total stockholders' equity	11,158,303	13,459,012

Total liabilities and stockholders' equity	$151,058,565	$147,162,083

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Interest income:
Loans	$1,785,890	$2,690,973	$3,954,633	$5,182,048
Taxable securities	210,973	259,796	414,110	514,011
Federal funds sold	10,864	21,713	34,166	42,374
Other	15,886	14,234	33,004	42,609
Total interest income	2,023,613	2,986,716	4,435,913	5,781,042

Interest expense:
Deposits	1,232,162	1,500,626	2,598,688	2,823,843
Other borrowings	144,596	149,139	323,729	348,693
Total interest expense	1,376,758	1,649,765	2,922,417	3,172,536

Net interest income	646,855	1,336,951	1,513,496	2,608,506
Provision for loan losses	1,500,000	58,000	2,940,000	149,000
Net interest income (loss) after provision for loan losses	(853,145)	1,278,951	(1,426,504)	2,459,506

Noninterest income:
Service charges on deposit accounts	79,010	39,974	145,512	74,536
Other operating income	149,135	40,239	224,477	78,805
Total noninterest income	228,145	80,213	369,989	153,341

Noninterest expenses:
Salaries and other employee benefits	587,309	613,004	1,222,862	1,176,794
Occupancy and equipment expenses	157,380	168,477	319,884	314,819
Other operating expenses	484,721	377,949	835,105	634,018
Total noninterest expenses	1,229,410	1,159,430	2,377,851	2,125,631

Loss (income) before income taxes	(1,854,410)	199,734	(3,434,366)	487,216

Income tax (benefit) expense	(695,800)	80,800	(1,288,500)	191,850

Net (loss) income	$(1,158,610)	$118,934	$(2,145,866)	$295,366

Basic (losses) earnings per share	$(0.88)	$0.09	$(1.63)	$0.24

Diluted earnings per share		$0.09		$0.22

Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Net (loss) income	$(1,158,610)	$118,934	$(2,145,866)	$295,366

Other comprehensive income (loss):

Unrealized losses on securities available for sale, net of tax	(377,950)	(175,317)	(207,612)	(147,852)

Unrealized gain (loss) on interest rate floor, net of tax	1,374	(2,047)	8,189	760

Other comprehensive loss	(376,576)	(177,364)	(199,423)	(147,092)

Comprehensive (loss) income	$(1,535,186)	$(58,430)	$(2,345,289)	$148,274

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(2,145,866)	$295,366
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization and accretion on securities	(5,305)	(1,935)
Depreciation	181,336	168,347
Provision for loan losses	2,940,000	149,000
Stock compensation expense	29,581	23,150
Gain on sale of foreclosed assets	(6,595)	(11,273)
Increase (decrease) in interest receivable	434,552	(216,689)
(Decrease) increase in interest payable	(16,594)	190,271
Increase in other assets	(1,389,445)	(23,653)
Increase (decrease) in other liabilities	157,082	(35,100)
Net cash provided by operating activities	178,746	537,484

INVESTING ACTIVITIES
Purchases of securities available for sale	(7,778,597)	(1,740,514)
Proceeds from maturities and paydowns of securities available for sale	5,847,487	1,534,269
(Purchase) redemption of Federal Home Loan Bank stock	(26,500)	129,000
Net increase in loans	(3,843,365)	(11,839,837)
Purchases of premises and equipment	(1,710)	(2,641,420)
Investment in foreclosed assets	(168,036)	-
Proceeds from sale of foreclosed assets	933,395	180,590
Net cash used in investing activities	(5,037,326)	(14,377,912)

FINANCING ACTIVITIES
Net increase in deposits	7,556,703	18,292,558
Repayments of FHLB advances	(1,500,000)	(6,000,000)
Proceeds from sale of common stock, net	15,000	1,036,947
Net cash provided by financing activities	6,071,703	13,329,505

Net increase (decrease) in cash and cash equivalents	1,213,123	(510,923)

Cash and cash equivalents at beginning of period	4,266,640	3,633,957

Cash and cash equivalents at end of period	$5,479,763	$3,123,034

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$2,939,011	$2,982,265
Income taxes	$14,008	$220,586

NONCASH INVESTING ACTIVITIES
Loans transferred to other real estate owned	$6,667,651	$169,317
Decrease in accumulated other comprehensive income	$199,423	$147,092

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Operating results for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2007.

NOTE 2.	SUMMARY OF ORGANIZATION

Freedom Bancshares, Inc., Commerce, Georgia (the “Company”), is a one-bank holding company with respect to its subsidiary bank, Freedom Bank of Georgia, Commerce, Georgia (the “Bank”). The Company’s articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock (“Common Stock”). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of June 30, 2008, there were 1,317,505 shares of the Company’s Common Stock issued and outstanding.

The Company’s articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its no par value per share preferred stock (“Preferred Stock”). The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of June 30, 2008, no shares of the Company’s Preferred Stock were issued or outstanding.

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

As of June 30, 2008, the Company has 13,000 non-qualified stock options outstanding.

The Company originally reserved up to 80,000 shares of Common Stock for issuance under a stock incentive option plan (plan).  On May 20, 2004 the shareholders of the Company approved an amendment to the plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company’s Personnel and Compensation Committee (the “Committee”). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities.  As of June 30, 2008, the Company had 108,300 options outstanding.

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

Cash and Cash Equivalents. Cash refers to cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At June 30, 2008 and December 31, 2007, cash and cash equivalents amounted to $5,479,763 and $4,266,640, respectively.

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

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at June 30, 2008 and December 31, 2007.

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

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.  As of June 30, 2008 and December 31, 2007, no valuation allowances were provided for deferred tax assets.

Stock-Based Compensation. At June 30, 2008, the Company has two stock-based employee/director compensation plans which are more fully described in Note 11 of the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the first six months of 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company recorded stock-based compensation expense of $14,873 and $14,044 for the three months ended June 30, 2008 and 2007, respectively and $29,581 and $23,150 for the six months ended June 30, 2008 and 2007, respectively.

Index

At June 30, 2008, there was $61,835 of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of 1.0 year.

Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net income was reconciled to net cash flows from operating activities by adjusting for the effects of short-term assets and liabilities.

NOTE 4.	EARNINGS PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants that are dilutive and none were included in the calculations for the three and six month periods ended June 30, 2008.  Weighted average shares outstanding including potential common shares were 1,348,333 and 1,364,012 for the three months ended June 30, 2008 and 2007, respectively and 1,364,605 and 1,341,648 for the six months ended June 30, 2008 and 2007, respectively.

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in thousands).

	Fair Value Measurements at June 30, 2008
	Total	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Investment securities available-for-sale	$17,926	$-	$17,926	$-

Total assets at fair value	$17,926	$-	$17,926	$-

Index

Securities classified as available-for-sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at June 30, 2008 (dollars in thousands).

	Fair Value Measurements at June 30, 2008
	Total	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$15,900	$-	$-	$15,900
Other real estate owned	6,691	-	-	6,691

Total assets at fair value	$22,591	$-	$-	$22,591

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed assets are adjusted to fair value upon transfer of the loans to other real estate. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral. The fair value of the collateral is based on an observable market price or a current appraised value, and therefore the foreclosed asset is recorded as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

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

Index

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes.

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

The process of reviewing the adequacy of the allowance for loan losses requires management to make numerous judgments and assumptions about current events and subjective judgments, including the likelihood of loan repayment, risk evaluation, extrapolation of historical losses of similar banks, and similar judgments and assumptions. If these assumptions prove to be incorrect, charge-offs in future periods could exceed the allowance for loan losses.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of June 30, 2008, deferred income taxes of $2,075,866 are included in other assets.  Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

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

Index

Overview

We commenced banking operations on February 17, 2004 in our primary location of Commerce, Georgia. We have subsequently expanded geographically by adding branches in Jefferson, Homer and Winder, Georgia.  We have grown in assets to over $150 million as of June 30, 2008.

Financial Condition

At June 30, 2008, total assets of Freedom Bancshares, Inc. were $151.1 million, which included loans totaling $114.0 million and securities with a fair market value of $17.9 million.  Deposits at June 30, 2008 totaled $122.1 million and other borrowings totaled $17.0 million and consisted solely of advances from the Federal Home Loan Bank of Atlanta.

Investment securities available-for-sale totaled $17.9 million at June 30, 2008. These investments consisted of $3.0 million in US government-sponsored agency securities and $14.9 million in mortgage-backed securities issued by US government-sponsored agencies. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we invest in traditional government-sponsored agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at June 30, 2008.

Gross loans totaled $114.0 million at June 30, 2008.  Net loans totaled $110.9 million at June 30, 2008.  The majority of our loans are secured by real estate. Balances within the major loan categories as of June 30, 2008 are as follows:

Composition of Loan Portfolio
June 30, 2008

Category	Amount (in thousands)	Percent of Total

Construction loans	$51,274	44.96%
Other real estate loans	48,728	42.73%
Commercial loans	8,983	7.87%
Other loans	5,063	4.44%
	114,048	100.00%
Allowance for loan losses	(3,142)
	$110,906

We expect to continue to fund loan growth from our deposit growth. We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect minimal growth in assets and liabilities during the remainder of 2008.

Our total equity was $11.2 million at June 30, 2008.  Equity consisted of common stock and surplus of $14.2 million, an accumulated deficit at December 31, 2007 of $620 thousand; net loss for the six months ended June 30, 2008 of $2.1 million; and unrealized losses on securities available-for-sale, net of tax, of $244 thousand.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

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

Index

Net losses for the first six months of 2008 amounted to $2.1 million, or $(1.63) per basic share.  Net income for the first six months of 2007 amounted to $295 thousand, or $0.24 per basic share and $0.22 per diluted share.  Following is a brief discussion concerning our operational results for the six-month periods ended June 30, 2008 and 2007.

Interest income, which represents interest received on interest earning assets, was $4.4 million for the first six months of 2008 and $5.8 million for the first six months of 2007. The drop in income is indicative of the drop in interest rates during the first quarter and the reduction of income on non-accrual loans.  The cost of funds, which represents interest paid on deposits and borrowings, was $2.9 million for the first six months of 2008 and $3.2 million for the first six months of 2007.

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was 2.19% for the first six months of 2008.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$2,390	$34	2.85%
Securities	17,645	414	4.69%
Loans	117,301	3,955	6.74%
Other	1,204	33	5.48%
Total	$138,540	4,436	6.40%
Transactional accounts	$15,989	254	3.18%
Savings	902	6	1.33%
CDs	95,752	2,338	4.88%
Other borrowings	17,107	324	3.79%
Total	$129,750	2,922	4.50%

Net interest income		$1,514
Net yield on earning assets			2.19%

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

Index

For the first six months of 2008, non-interest income amounted to $370 thousand, or 0.25% of average assets.  For the first six months of 2007, non-interest income amounted to $153 thousand or 0.22% of average assets. Because the Bank is in a competitive market, it prices its services very competitively in order to maintain and grow deposits. The increase in non-interest income is attributable to revenues earned from mortgage originations which began in 2007 and payments received from an interest rate contract. Revenues on mortgage originations were approximately $74 thousand for the first six months of 2008 and income from the interest rate contract was approximately $55 thousand for the first six months of 2008. The interest rate contract expired on May 22, 2008.

The Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share Based Payment effective January 1, 2006, using the modified- prospective-transition method. The Company did not grant any options in the first six months of 2008 or 2007.  No modifications were made to outstanding options and warrants and there have been no significant changes to valuation methodologies or assumptions. There have not been any significant changes in the quantity, types or terms of instruments used in share-based payment programs.  At June 30, 2008, total compensation cost related to nonvested awards not yet recognized is $61,835 which is expected to be recognized over a weighted average period of 1.0 year.

The income tax benefit for the first six months of 2008 was $1.3 million as compared to an expense of $192 thousand for first six months of 2007.  The amounts provided take into account all share-based compensation expense recognized for which an income tax benefit will not be received.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

Net losses for the three month period ended June 30, 2008 amounted to $1.2 million, or $(0.88) per basic share.  Net income for the three month period ended June 30, 2007 amounted to $118,934, or $0.09 per basic and diluted share.  Following is a brief discussion concerning our operational results for the three month periods ended June 30, 2008 and 2007.

Interest income was $2.0 million for the three month period ended June 30, 2008 and $3.0 million for the three month period ended June 30, 2007.  The cost of funds was $1.4 million for the three month period ended June 30, 2008 and $1.6 million for the three month period ended June 30, 2007.

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 1.89% during the three month period ended June 30, 2008.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$2,140	$11	2.04%
Securities	18,127	211	4.67%
Loans	115,937	1,786	6.18%
Other	1,205	16	5.29%
Total	$137,409	2,024	5.91%
Transactional accounts	$17,451	123	2.83%
Savings	940	3	1.46%
CDs	94,819	1,106	4.68%
Other borrowings	17,000	145	3.41%
Total	$130,210	1,377	4.24%

Net interest income		$647
Net yield on earning assets			1.89%

Net yield on earning assets, defined as net interest income divided by average interest earning assets, was at 3.95% during the three month period ended June 30, 2007.

Index

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

For the three month period ended June 30, 2008, non-interest income amounted to $228 thousand, or 0.15% of average assets. For the three month period ended June 30, 2007, non-interest income amounted to $80 thousand, or 0.22% of average assets.

The income tax benefit for the three months ended June 30, 2008 was $696 thousand as compared to an expense of $81 thousand for the three months ended June 30, 2007.  The amounts provided take into account all shared-based compensation expense for which an income tax benefit will not be received.

Asset Quality

The allowance for loan losses at June 30, 2008 was $3.1 million, or 2.75% of total loans compared to $1.6 million, or 1.37% at December 31, 2007 and $1.3 million or 1.15% at June 30, 2007. For the first six months of 2008, the provision for loan losses was $2.9 million as compared to $149 thousand for the first six months of 2007. The significant increase is relative to the increase in non-accrual and loan concentrations within the portfolio. Management has closely monitored the Company’s asset quality and has been proactive in working problem assets. The loan portfolio is monitored on a weekly basis by management and the allowance is analyzed quarterly. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Net charge-offs have been $1.4 million for the first six months of 2008 as compared to $28 thousand for the first six months of 2007. The increased provision and net charge-off amounts reflect a deterioration in credit conditions as a result of the slowing residential real estate market. Should real estate conditions continue to worsen, the Company may experience additional charge-offs.

Index

The following table summarizes the allowance for loan losses for the six months ended June 30, 2008 and 2007.

	Six months ended June 30,
	2008	2007
	(Dollars in thousands)
Average amount of loans outstanding	$117,301	$108,776

Allowance for loan losses, beginning of period	$1,617	$1,195
Less charge-offs:
Real estate	1,417	--
Consumer	11	30
Total charge-offs	1,428	30
Plus recoveries
Real estate	9	--
Consumer	4	2
Total recoveries	13	2
Net charge-offs	1,415	28

Plus provision for loan losses	2,940	149
Allowance for loan losses, end of period	$3,142	$1,316
Net charge-offs to average loans (annualized)	2.41%	0.05%

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

The following table is a summary of the Company’s nonaccrual loans at June 30, 2008 and June 30, 2007. The table shows an increase in nonaccrual loans from $763 thousand at June 30, 2007 to $10.5 million at June 30, 2008.

	June 30, 2008
	Nonaccrual Loans	Past Due 90 Days – Still Accruing

Real estate loans	$10,472	$116
Commercial loans	18	--
Consumer loans	61	--
Total	$10,551	$116

	June 30, 2007
	Nonaccrual Loans	Past Due 90 Days – Still Accruing

Real estate loans	$674	$--
Commercial loans	89	--
Consumer loans	--	--
Total	$763	$--

Management meets weekly to discuss various plans for the reduction of nonaccrual loans. In addition to nonaccrual loans, the Company has foreclosed assets which are also considered non-performing assets. As of June 30, 2008, the Company had $6.8 million in foreclosed assets compared to $882 thousand at December 31, 2007. Foreclosed assets are written down to the lower of the carrying principal amount or the fair market value as determined by an appraisal when transferred to foreclosed assets. At June 30, 2008, nonaccrual loans and foreclosed assets totaled $17.3 million, which is 11.4% of total assets.

Index

Liquidity

Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity.  The June 30, 2008 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $5.5 million, representing 3.63% of total assets.

Investment securities available-for-sale, which amounted to $17.9 million, or 11.9% of total assets at June 30, 2008, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs.  At June 30, 2008, we had access to unused lines of credit totaling $2.5 million.

We draw deposits primarily from our local market area. However, when we deem it necessary and prudent we will access deposit markets other than the local market for sources of funds. These deposits can include “brokered” deposits and deposits generated from other sources, including internet sources. Historically, the Company has not accepted brokered deposits and carried none at June 30, 2008.

Freedom Bank of Georgia is a member of the Federal Home Loan Bank of Atlanta. The Federal Home Loan Bank of Atlanta provides funds for real estate-related lending and to promote home ownership. We use advances from the Federal Home Loan Bank of Atlanta to fund loans and as a tool to manage our interest rate risk.  At June 30, 2008 we had advances outstanding of $17.0 million.  We had access to additional advances up to $13.8 million.

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

Capital Resources

Total shareholders’ equity decreased from $13.5 million at December 31, 2007 to $11.2 million at June 30, 2008.  The decrease is due to net loss for the first six months of 2008 of $2.1 million, an after-tax decrease of $208 thousand in the fair value of securities available-for-sale, an after tax increase in the fair value of an interest rate floor of $8 thousand, an increase in surplus from the recognition of stock compensation expense of $30 thousand, and net proceeds of $15 thousand received from the sale of 1,500 shares of common stock due to the exercise of stock options.

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

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum. Both the Company and the Bank exceeded their minimum regulatory capital ratios as of June 30, 2008 and 2007.

Index

The following table summarizes our risk-based capital ratios at June 30, 2008:

	Freedom Bank June 30, 2008	Freedom Bancshares, Inc. June 30, 2008	Regulatory Requirement

Leverage ratio	6.88%	7.07%	4.0%
Tier 1 Risk weighted ratio	8.01%	8.23%	4.0%
Tier 2 Risk weighted ratio	9.28%	9.49%	8.0%

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

Index

Part I.	Financial Information
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Pursuant to the revised disclosure requirements for smaller reporting companies effective February 4, 2008, no disclosure under this Item is required.

Part I.	Financial Information
Item 4(T).	Controls and Procedures

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

There have been no changes in our internal control over financial reporting during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We held our Annual Meeting of Shareholders on May 21, 2008, where the following four directors were elected to serve a three-year term expiring at the 2011 Annual Meeting of Shareholders and upon the election and qualification of their successors:  Richard S. Adams, Sr., William Keith Ariail, Claude Philip Brown, and Vincent D. Cater.  There were no broker votes.  The votes were as follows:

	FOR	AGAINST	WITHHELD

Richard S. Adams, Sr.	788,937	0	0
William Keith Ariail	788,937	0	0
Claude Philip Brown	788,937	0	0
Vincent D. Cater	788,937	0	0

The terms of our Class III Directors - Donald S. Shubert, Ronald R. Silva, Jr., and Harold L. Swindell - will continue until the 2009 Annual Meeting of Shareholders and upon the election and qualification of their successors.  The terms of our Class I Directors – Harold C. Davis, Thomas H. Hardy, James S. Purcell, and Verlin L. Reese - will continue until the 2010 Annual Meeting of Shareholders and upon the election and qualification of their successors.

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

Freedom Bancshares, Inc.
(Registrant)

August 14, 2008	/s/ Vincent D. Cater
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2008	/s/ Jennifer S. Wethington
Chief Financial Officer
(Principal Accounting Officer)