Form 10-Q
period 2008-09-30
FREEDOM BANCSHARES INC
filed 2008-11-14
CIK 1216997

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

November 14, 2008: 1,317,505 shares outstanding, $1.00 par value

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Index

Index

PART I - FINANCIAL INFORMATION
ITEM I.	FINANCIAL STATEMENTS

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
Assets	2008	2007

Cash and due from banks	$3,562,114	$3,016,248
Interest bearing deposits in banks	91,120	137,392
Federal funds sold	925,961	1,113,000
Securities available for sale, at fair value	18,153,343	16,322,944
Loans, less allowance for loan losses of $3,633,783 and $1,616,837, respectively	107,676,799	116,670,671
Property and equipment, net	5,559,752	5,830,047
Federal Home Loan Bank stock	1,097,600	1,071,100
Accrued interest receivable	888,288	1,418,985
Foreclosed assets	7,986,718	881,579
Other assets	1,325,273	700,117

Total assets	$147,266,968	$147,162,083

Liabilities and Stockholders' Equity

Liabilities:
Deposits:
Noninterest-bearing	$6,826,152	$6,542,891
Interest-bearing	114,555,864	108,011,123
Total deposits	121,382,016	114,554,014
Federal Home Loan Bank advances	16,500,000	18,500,000
Accrued interest payable	600,218	638,728
Other liabilities	156,548	10,329
Total liabilities	138,638,782	133,703,071

Commitments and contingencies

Stockholders' equity
Preferred stock, no par value; 2,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $1.00 par value; 10,000,000 shares authorized; 1,317,505 and 1,316,005 shares issued and outstanding, respectively	1,317,505	1,316,005
Additional paid-in capital	12,865,866	12,807,750
Accumulated deficit	(5,490,699)	(620,327)
Accumulated other comprehensive loss	(64,486)	(44,416)
Total stockholders' equity	8,628,186	13,459,012

Total liabilities and stockholders' equity	$147,266,968	$147,162,083

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Interest income:
Loans	$1,644,837	$2,777,718	$5,599,470	$7,946,273
Taxable securities	223,140	243,355	637,250	757,366
Federal funds sold	6,790	14,119	40,956	56,493
Other	8,877	13,899	41,881	56,508
Total interest income	1,883,644	3,049,091	6,319,557	8,816,640

Interest expense:
Deposits	1,183,469	1,522,995	3,782,157	4,346,838
Other borrowings	145,279	155,484	469,008	504,177
Total interest expense	1,328,748	1,678,479	4,251,165	4,851,015

Net interest income	554,896	1,370,612	2,068,392	3,965,625
Provision for loan losses	1,000,000	75,000	3,940,000	224,000
Net interest income (loss) after provision for loan losses	(445,104)	1,295,612	(1,871,608)	3,741,625

Noninterest income (loss):
Service charges on deposit accounts	78,253	47,479	223,765	122,015
Gain on sale of securities	35,647	2,256	35,647	2,256
Loss on impairment of securities	(454,485)	-	(454,485)	-
Other operating income (loss)	(5,086)	57,762	219,391	136,567
Total noninterest income (loss)	(345,671)	107,497	24,318	260,838

Noninterest expenses:
Salaries and other employee benefits	572,393	640,401	1,795,255	1,817,195
Occupancy and equipment expenses	163,816	165,696	483,700	480,515
Other operating expenses	457,080	326,870	1,292,185	947,395
Total noninterest expenses	1,193,289	1,132,967	3,571,140	3,245,105

Income (loss) before income taxes	(1,984,064)	270,142	(5,418,430)	757,358

Income tax (benefit) expense	740,443	107,500	(548,057)	299,350

Net (loss) income	$(2,724,507)	$162,642	$(4,870,373)	$458,008

Basic (losses) earnings per share	$(2.07)	$0.12	$(3.57)	$0.36

Diluted earnings per share		$0.12		$0.34

Cash dividends per share	$-	$-	$-	$-

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net (loss) income	$(2,724,507)	$162,642	$(4,870,373)	$458,008

Other comprehensive income (loss):

Unrealized gains on securities available for sale, net of tax	446,149	171,480	260,727	23,628

Realized loss on securities available for sale, net of tax	(266,796)	(1,404)	(288,986)	(1,404)

Unrealized gain on interest rate floor, net of tax	-	9,929	8,189	10,689

Other comprehensive income (loss)	179,353	180,005	(20,070)	32,913

Comprehensive (loss) income	$(2,545,154)	$342,647	$(4,890,443)	$490,921

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
OPERATING ACTIVITIES
Net (loss) income	$(4,870,373)	$458,008
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Amortization and accretion on securities	(4,794)	(3,149)
Depreciation	272,005	258,099
Provision for loan losses	3,940,000	224,000
Stock compensation expense	44,617	47,691
Gain on sale of securities available for sale	(35,647)	(2,256)
Loss on impairment of securities available for sale	454,485	-
Loss on disposal of equipment	-	639
Loss (gain) on sale of foreclosed assets	16,328	(11,273)
Increase (decrease) in interest receivable	530,697	(261,001)
(Decrease) increase in interest payable	(38,510)	238,821
Increase in other assets	(599,828)	(69,514)
Increase in other liabilities	146,219	23,452
Net cash (used) provided by operating activities	(144,801)	903,517

INVESTING ACTIVITIES
Purchases of securities available for sale	(8,772,607)	(2,372,185)
Proceeds from sales of securities available for sale	-	1,639,248
Proceeds from maturities and paydowns of securities available for sale	6,482,766	2,497,564
Purchase of Federal Home Loan Bank stock	(26,500)	(118,500)
Net increase in loans	(3,251,180)	(17,324,928)
Proceeds from sale of premises and equipment	-	450
Purchases of premises and equipment	(1,710)	(2,746,053)
Investment in foreclosed assets	(332,425)	-
Proceeds from sale of foreclosed assets	1,516,010	180,590
Net cash used in investing activities	(4,385,646)	(18,243,814)

FINANCING ACTIVITIES
Net increase in deposits	6,828,002	19,128,884
Repayments of FHLB advances	(2,000,000)	(1,000,000)
Proceeds from sale of common stock, net	15,000	1,125,447
Net cash provided by financing activities	4,843,002	19,254,331

Net increase in cash and cash equivalents	312,555	1,914,034

Cash and cash equivalents at beginning of period	4,266,640	3,633,957

Cash and cash equivalents at end of period	$4,579,195	$5,547,991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,289,675	$4,612,194
Income taxes	$14,008	$276,586

NONCASH INVESTING ACTIVITIES
Loans transferred to other real estate owned	$8,305,052	$668,067
Decrease (increase) in accumulated other comprehensive income (loss)	$20,070	$(32,913)

See Notes to Consolidated Financial Statements

Index

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Operating results for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2007.

NOTE 2.	SUMMARY OF ORGANIZATION

Freedom Bancshares, Inc., Commerce, Georgia (the “Company”), is a one-bank holding company with respect to its subsidiary bank, Freedom Bank of Georgia, Commerce, Georgia (the “Bank”). The Company’s articles of incorporation authorize its Board of Directors, without further action by the shareholders, to issue up to 10.0 million shares of its $1.00 par value per share common stock (“Common Stock”). Each share entitles its owners to one vote and shareholders have no preemptive, cumulative voting or conversion rights. As of September 30, 2008, there were 1,317,505 shares of the Company’s Common Stock issued and outstanding.

The Company’s articles of incorporation also authorize its Board of Directors to issue up to 2.0 million shares of its no par value preferred stock (“Preferred Stock”). The Company’s Board of Directors may, without further action by the shareholders, direct the issuance of Preferred Stock for any proper corporate purpose with preferences, voting powers, conversion rights, qualifications, special or relative rights and privileges which could adversely affect the voting power or other rights of shareholders of Common Stock. As of September 30, 2008, no shares of the Company’s Preferred Stock were issued or outstanding.

In connection with the Company’s formation and initial offering, 184,140 stock warrants were awarded to the Company’s organizers. Each warrant entitles its owner to purchase one share of Common Stock for a price of $10.00. The warrants vested in one-third annual increments over a three-year period beginning on the one-year anniversary of the date that the Company first issued its common stock. Warrants are exercisable for a period of no more than ten years from February 17, 2004, or no more than ninety days after a warrant holder ceases to be either a director or senior executive of the Company, whichever period is shorter.

As of September 30, 2008, the Company has 13,000 non-qualified stock options outstanding.

The Company originally reserved up to 80,000 shares of Common Stock for issuance under a stock incentive option plan (the “plan”).  On May 20, 2004 the shareholders of the Company approved an amendment to the plan increasing the number of shares of Common Stock available under the plan to 160,000 shares. The plan is administered by the Company’s Personnel and Compensation Committee (the “Committee”). The Committee has the authority to award stock options to eligible persons, to determine exercise price, expiration date, forfeiture or termination provisions, and all other administrative responsibilities.  As of September 30, 2008, the Company had 108,300 incentive stock options outstanding.

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

Cash and Cash Equivalents. Cash refers to cash on hand and cash that is held at an unrelated financial institution. Cash equivalents refers to financial instruments that are almost as liquid as cash, such as federal funds sold. At September 30, 2008 and December 31, 2007, cash and cash equivalents amounted to $4,579,195 and $4,266,640, respectively.

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

Property and Equipment. Furniture and equipment are stated at cost, net of accumulated depreciation. Land is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. The Company had no capitalized lease obligations at September 30, 2008 and December 31, 2007.

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

In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies.  Management has calculated a deferred tax asset of $2.0 million; however, based on projections of future taxable income a valuation allowance of $1.34 million has been recorded as of September 30, 2008. The Company had no valuation allowance as of December 31, 2007.

Stock-Based Compensation. At September 30, 2008, the Company had two stock-based employee/director compensation plans which are more fully described in Note 11 of the consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2007. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in the first nine months of 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The Company recorded stock-based compensation expense of $15,036 and $24,541 for the three months ended September 30, 2008 and 2007, respectively and $44,617 and $47,691 for the nine months ended September 30, 2008 and 2007, respectively.

Index

At September 30, 2008, there was $47 thousand of unrecognized compensation cost related to stock-based payments, which is expected to be recognized over a weighted-average period of one year.

Statement of Cash Flows. The statement of cash flows was prepared using the indirect method. Under this method, net income was reconciled to net cash flows from operating activities by adjusting for the effects of short-term assets and liabilities.

NOTE 4.	EARNINGS PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding and potential common shares. Potential common shares consist of stock options and stock warrants that are dilutive and none were included in the calculations for the three and nine month periods ended September 30, 2008.  Weighted average shares outstanding including potential common shares were 1,317,505 and 1,408,140 for the three months ended September 30, 2008 and 2007, respectively, and 1,317,027 and 1,363,964 for the nine months ended September  30, 2008 and 2007, respectively.

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

Index

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall (dollars in thousands).

	Fair Value Measurements at September 30, 2008

	Total	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Investment securities available-for-sale	$18,153	$42	$18,111	$-

Total assets at fair value	$18,153	$42	$18,111	$-

Securities classified as available-for-sale are reported at fair value utilizing Level 1 or 2 inputs. For Level 1 securities, the Company obtains market prices in an active market for securities identical to the above-mentioned securities.  For Level 2 securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.

The following table presents the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at September 30, 2008 (dollars in thousands).

	Fair Value Measurements at September 30, 2008

	Total	Quoted Prices in Active Markets for Identical Securities Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Impaired loans	$16,253	$-	$-	$16,253
Other real estate owned	7,910	-	7,910	-

Total assets at fair value	$24,163	$-	$7,910	$16,253

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

Index

NOTE 6.	OPERATING MATTERS

Liquidity

Our sources of funds include deposits, payments of loans, income from investments and advances from Federal Home Loan Bank (FHLB) and other borrowings. Interest rates, real estate sales activity and general economic conditions significantly affect loan repayments and deposit flows.

The Company’s primary source of borrowings is the FHLB. At September 30, 2008, the Company’s borrowings totaled $16.5 million, representing 11.2% of total assets. The Company currently is approved to borrow up to a maximum of  $22.1 million, to the extent it provides qualifying collateral, providing the Company with an additional $5.6 million of borrowing capacity from the FHLB as of September 30, 2008. The amount the FHLB is willing to advance differs based on the quality and character of qualifying collateral offered by the Bank.

The Company has $2 million in federal fund lines available. This line is fully secured with investments and the borrowing amount is based on the fair market value of those investments.  The Company is approved to borrow funds on an overnight basis from the Federal Reserve Bank of Atlanta subject to the amount of qualifying collateral it pledges. As of September 30, 2008, no collateral had been pledged to the Federal Reserve Bank of Atlanta.

Should deposit renewals and deposit growth not be sufficient to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans and otherwise fund working capital needs and expenditures, the Company may utilize additional borrowing capacity from its FHLB and Federal Reserve Bank borrowing agreements. If elevated levels of net deposit outflows occur, the Bank’s usual sources of liquidity could become depleted and the Bank would be required to raise additional capital or enter into new financing arrangements to satisfy liquidity needs. In the current economic environment, there are no assurances these measures would be available. In addition, as a result of being “under-capitalized” rather than “well capitalized,” the Company is subject to restrictions on accepting brokered deposits, which the Company has not previously utilized, and upper limits on interest rates the Company may pay on deposits.

Capital Adequacy

As of September 30, 2008 the Bank had total equity capital of $8.6 million and a total risk-based capital ratio of 7.57% which is below the “adequately capitalized” ratio of 8.0%. The Company must raise capital on of before December 31, 2008 to return to an “adequately capitalized “ position. The Board of Directors has passed a Resolution requiring management to prepare a capital plan which restores the Company to a “well capitalized” position by June 30, 2009. In the current economic environment, there is a significant risk the Company will not be able to raise sufficient additional capital as needed. For a more detailed explanation of our capital plans, refer to “Ability to Continue as Going Concern” in Management’s Discussion and Analysis.

Going Concern

The financial statements contained herein have been prepared assuming the Company and the Bank will continue as a going concern. However, the circumstances mentioned above raise doubt concerning the ability of the Company to continue as a going concern for the next twelve months. The ability of the Company to continue as a going concern is dependent on its success in raising additional capital.

NOTE 7.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Index

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to SFAS 133, intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company believes the adoption of SFAS 161 will not have a material impact on its financial statements.

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

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the U.S. in the preparation of financial statements. The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements as of and for the year ended December 31, 2007. Certain accounting policies require the Company to make significant assumptions and estimates, the use of which has a material impact on the carrying value of certain assets and liabilities, and could potentially result in materially different results under different assumptions and conditions. Management believes that the allowance for loan losses, the valuation of foreclosed assets, the accounting for deferred income taxes and stock-based compensation are the most critical accounting policies upon which the Company’s financial condition depends. The allowance for loan losses, the valuation of foreclosed aseets,  the recognition of deferred taxes, and the assumptions related to stock-based compensation involve the most complex and subjective decisions and assessments that management must make.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized. In assessing the realization of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income (in the near-term based on current projections), and tax planning strategies. As of September 30, 2008, deferred income taxes of $775 thousand are included in other assets.  Changes in the estimate about future taxable income could significantly affect the determination of the necessity for a valuation allowance for deferred tax assets.

Foreclosed Assets: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

Recent Industry Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system in the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Because of this crisis, the governments of major world economic powers, including the United States, have taken extraordinary steps to stabilize the financial system. For example, the U.S. government has passed the Emergency Economic Stabilization Act, which provides the U.S. Treasury Department the ability to purchase or insure up to $700 billion in troubled assets held by financial institutions. In addition, the Treasury Department has the ability to purchase equity stakes in financial institutions. Other extraordinary measures taken by U.S. governmental agencies include: increasing deposit insurance limits, providing financing to money market mutual funds, and purchasing commercial paper. It is not clear at this time what impact these measures, as well as other extraordinary measures previously announced or announced in the future, will have on us or the financial markets as a whole. Management will continue to monitor the effects of these programs as they relate to Freedom Bancshares, Inc. and its future operations.

Financial Condition

At September 30, 2008, total assets of Freedom Bancshares, Inc. were $147.3 million, which included loans totaling $111.3 million and securities with a fair market value of $18.1 million.  Deposits at September 30, 2008 totaled $121.4 million and other borrowings totaled $16.5 million and consisted solely of advances from the Federal Home Loan Bank of Atlanta.

Investment securities available-for-sale totaled $18.2 million at September 30, 2008. These investments consisted of $3.6 million in US government-sponsored agency securities and $14.6 million in mortgage-backed securities issued by US government-sponsored agencies. Of the $3.5 million in government-sponsored agency securities, approximately $42 thousand was equity securities with the remaining balance consisting of debt securities. Generally, we purchase mortgage-backed securities because we believe they will provide good income yields as well as a consistent cash flow from the monthly mortgage payments. These cash flows are then reinvested in new loans or additional purchases of similar securities, depending on loan demand and market conditions. These cash flows also allow us to regularly invest at current market rates. While we invest in traditional government-sponsored agency securities on occasion, recent market conditions have resulted in historically low yields on those securities, so we have chosen to maximize our yields by investing in other segments of the market. It is generally our policy to designate our marketable investment securities as available-for-sale, and all securities were so designated at September 30, 2008.

Gross loans totaled $111.3 million at September 30, 2008.  Net loans totaled $107.7 million at September 30, 2008.  The majority of our loans are secured by real estate. Balances within the major loan categories as of September 30, 2008 are as follows:

Index

Composition of Loan Portfolio
September 30, 2008

Category	Amount (in thousands)	Percent of Total

Construction loans	$47,356	42.54%
Other real estate loans	49,185	44.19%
Commercial loans	10,077	9.05%
Other loans	4,693	4.22%
	111,311	100.00%
Allowance for loan losses	(3,634)
	$107,677

Management expects loan growth to be extremely minimal over the next twelve months and any growth will be funded by growth in deposits.  We will also hold funds in federal funds sold and purchase investment securities as conditions warrant and as we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect no growth in total assets and liabilities during the remainder of 2008.

Our total equity was $8.6 million at September 30, 2008.  Equity consisted of common stock and surplus of $14.2 million, an accumulated deficit at December 31, 2007 of $620 thousand; net loss for the nine months ended September 30, 2008 of $4.9 million; and unrealized losses on securities available-for-sale, net of tax, of $64 thousand.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

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

Net losses for the first nine months of 2008 amounted to $4.9 million, or $(3.57) per basic share.  Net income for the first nine months of 2007 amounted to $458 thousand, or $0.36 per basic share and $0.34 per diluted share.  Following is a brief discussion concerning our operational results for the nine-month periods ended September 30, 2008 and 2007.

Interest income, which represents interest received on interest earning assets, was $6.3 million for the first nine months of 2008 and $8.8 million for the first nine months of 2007. The decrease in interest income is indicative of the decrease in interest rates during the year and the reduction of income on non-accrual loans.  The cost of funds, which represents interest paid on deposits and borrowings, was $4.3 million for the first nine months of 2008 and $4.9 million for the first nine months of 2007.

Index

Net yield on earning assets, defined as net interest income annualized divided by average interest earning assets, was 2.01% for the first nine months of 2008.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$2,052	$41	2.66%
Securities	17,865	637	4.75%
Loans	115,940	5,599	6.44%
Other	1,211	42	4.62%
Total	$137,068	6,319	6.15%
Transactional accounts	$16,519	369	2.98%
Savings	918	10	1.45%
CDs	95,613	3,403	4.75%
Other borrowings	17,013	469	3.68%
Total	$130,063	4,251	4.36%

Net interest income		$2,068
Net yield on earning assets			2.01%

Net yield on earning assets  was 3.93% for the first nine months of 2007.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$1,484	$56	5.09%
Securities	21,210	757	4.77%
Loans	111,248	7,946	9.55%
Other	1,040	57	7.26%
Total	$134,982	8,816	8.73%
Money market/NOW accounts	$10,001	279	3.74%
Savings	794	9	1.45%
CDs	100,176	4,059	5.42%
Other borrowings	12,404	504	5.43%
Total	$123,375	4,851	5.26%

Net interest income		$3,965
Net yield on earning assets			3.93%

For the first nine months of 2008, non-interest income amounted to $24 thousand, or 0.02% of average assets.  For the first nine months of 2007, non-interest income amounted to $261 thousand or 0.24% of average assets. Because the Bank is in a competitive market, it prices its services very competitively in order to maintain and grow deposits. The Bank recognized a loss of $454 thousand due to the impairment of preferred shares issued by the Federal National Mortgage Association and held by the Bank. The Bank recorded this loss because management determined the decrease in market value to be an other than temporary impairment.  Other major components of non-interest income were service charges on deposit accounts which totaled $224 thousand for the nine-month period and mortgage origination revenue totaling $101 thousand for the nine-month period. For the same period in 2007, service charges on deposit accounts totaled $122 thousand and mortgage origination revenue totaled $54 thousand.

Index

The Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), Share Based Payment effective January 1, 2006, using the modified- prospective-transition method. The Company did not grant any options in the first nine months of 2008 or 2007.  No modifications were made to outstanding options and warrants and there have been no significant changes to valuation methodologies or assumptions. There have not been any significant changes in the quantity, types or terms of instruments used in share-based payment programs.  At September 30, 2008, total compensation cost related to nonvested awards not yet recognized is $46,799 which is expected to be recognized over a weighted average period of 1.0 year.

The income tax benefit recognized for the first nine months of 2008 was $548 thousand as compared to an expense of $299 thousand for first nine months of 2007. Based on management’s projection of future taxable income, the Company recognized the tax benefit and recorded a deferred tax asset. The amounts provided take into account all share-based compensation expense recognized for which an income tax benefit will not be received.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Net losses for the three month period ended September 30, 2008 amounted to $2.7 million, or $(2.07) per basic share.  Net income for the three month period ended September 30, 2007 amounted to $162,642, or $0.12 per basic and diluted share.  Following is a brief discussion concerning our operational results for the three month periods ended September 30, 2008 and 2007.

Interest income was $1.9 million for the three month period ended September 30, 2008 and $3.0 million for the three month period ended September 30, 2007.  The cost of funds was $1.3 million for the three month period ended September 30, 2008 and $1.7 million for the three month period ended September 30, 2007.

Net yield on earning assets, defined as net interest income annualized, divided by average interest earning assets, was at 1.66% during the three month period ended September 30, 2008.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$1,384	$7	2.02%
Securities	18,301	223	4.87%
Loans	113,246	1,645	5.81%
Other	1,121	9	3.21%
Total	$134,052	1,884	5.62%
Transactional accounts	$17,569	115	2.62%
Savings	950	4	1.68%
CDs	95,342	1,065	4.47%
Other borrowings	16,960	145	3.42%
Total	$130,821	1,329	4.06%

Net interest income		$555
Net yield on earning assets			1.66%

Index

Net yield on earning assets  was at 3.91% during the three month period ended September 30, 2007.

(Dollars in thousands)

Description	Avg Assets/Liabilities	Interest Income/Expense	Yield/Cost

Federal funds sold	$1,231	$14	4.55%
Securities	20,874	243	4.63%
Loans	116,111	2,778	9.49%
Other	1,027	14	5.37%
Total	$139,243	3,049	8.69%
Transactional accounts	$12,568	126	3.98%
Savings	752	3	1.44%
CDs	102,216	1,394	5.41%
Other borrowings	11,472	155	5.38%
Total	$127,008	1,678	5.24%

Net interest income		$1,371
Net yield on earning assets			3.91%

For the three month period ended September 30, 2008, non-interest loss amounted to $346 thousand, or -.93% of average assets. For the three month period ended September 30, 2007, non-interest income amounted to $107 thousand, or 0.29% of average assets.

The income tax expense for the three months ended September 30, 2008 was $740 thousand as compared to an expense of $108 thousand for the three months ended September 30, 2007.  As of September 30, 2008,  management calculated a valuation allowance of $1.3 million causing an income tax expense of $843 thousand to be recorded in the third quarter.   The amounts provided take into account all shared-based compensation expense for which an income tax benefit will not be received.

Ability to Continue as Going Concern

In connection with the preparation of the Company’s third quarter Form 10-Q, management has assessed whether the Company has the ability to continue as a going concern. In making this assessment, management has considered several negative trends currently experienced by the Bank including recurring operating losses, declines in asset quality and reduced liquidity. Recurring operating losses and increases to the loan loss reserve necessary for the decline in asset quality have led to diminished capital reserves.

Management has begun preparing projections to determine the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its success in raising additional capital. In efforts to raise capital, the Company has approved a subordinated debt offering and is in negotiations with an investment firm to assist the Company in raising capital. Based on these measures, management believes the Company can raise approximately $4 million in capital over the next 90 days. In addition to securing the capital position of the Bank, this would provide additional liquidity to the Company.

In considering these items, management has made significant judgments and estimates with respect to the potentially adverse financial and liquidity effects of the Company’s risks and uncertainties.  Management believes that it will have adequate liquidity and resources to operate and continue as a going concern for at least the next twelve months.

It is possible that the actual outcome of one or more of management’s plans could be materially different or that one or more of management’s significant judgments or estimates about the potential effects of the risks and uncertainties could be prove to be materially incorrect. Each of the factors considered by management are discussed in more detail below.

Index

Asset Quality

The allowance for loan losses at September 30, 2008 was $3.6 million, or 3.26% of total loans compared to $1.6 million, or 1.37% at December 31, 2007 and $1.3 million or 1.05% at September 30, 2007. For the first nine months of 2008, the provision for loan losses was $3.9 million as compared to $224 thousand for the first nine months of 2007. The significant increase is relative to the increase in non-accrual loans and loan concentrations within the portfolio. Management has closely monitored the Company’s asset quality and has been proactive in working problem assets. The loan portfolio is monitored on a weekly basis by management and the allowance is analyzed quarterly. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

Net charge-offs totaled $1.9 million for the first nine months of 2008 as compared to $167 thousand for the first nine months of 2007. The increased provision and net charge-off amounts reflect a deterioration in credit conditions as a result of the slowing residential real estate market. Should real estate conditions continue to worsen, the Company may experience additional charge-offs.

The following table summarizes the allowance for loan losses for the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30,
	2008	2007
	(Dollars in thousands)
Average amount of loans outstanding	$115,940	$111,248

Allowance for loan losses, beginning of period	$1,617	$1,195
Less charge-offs:
Real estate	1,894	125
Consumer	47	48
Total charge-offs	1,941	173
Plus recoveries
Real estate	9	--
Consumer	9	6
Total recoveries	18	6
Net charge-offs	1,923	167

Plus provision for loan losses	3,940	224
Allowance for loan losses, end of period	$3,634	$1,252
Net charge-offs to average loans	1.66%	0.15%

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

The following table is a summary of the Company’s nonaccrual loans at September 30, 2008 and September 30, 2007. The table shows an increase in nonaccrual loans from $334 thousand at September 30, 2007 to $12.1 million at September 30, 2008.

	September 30, 2008
	Nonaccrual Loans	Past Due 90 Days – Still Accruing

Real estate loans	$11,817	$169
Commercial loans	215	--
Consumer loans	29	3
Total	$12,061	$172

Index

	September 30, 2007
	Nonaccrual Loans	Past Due 90 Days – Still Accruing

Real estate loans	$334	$--
Commercial loans	--	--
Consumer loans	--	--
Total	$334	$--

Management meets weekly to discuss various plans for the reduction of nonaccrual loans. In addition to nonaccrual loans, the Company has foreclosed assets which are also considered non-performing assets. As of September 30, 2008, the Company had $8.0 million in foreclosed assets compared to $882 thousand at December 31, 2007. Foreclosed assets are written down to the lower of the carrying principal amount or the fair market value as determined by an appraisal when transferred to foreclosed assets. At September 30, 2008, nonaccrual loans and foreclosed assets totaled $20.0 million, which is 13.5% of total assets.

Liquidity

Liquidity is our ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Most importantly, liquidity provides the means to fund all deposit withdrawals immediately, while also providing for the credit needs of customers. Cash and cash equivalents, which include cash on hand and in correspondent banks, as well as federal funds sold to correspondent banks, are our primary sources of liquidity.  The September 30, 2008 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to approximately $4.6 million, representing 3.1% of total assets.

Investment securities available-for-sale, which amounted to $18.2 million, or 12.2% of total assets at September 30, 2008, provide a secondary source of liquidity because they can be converted into cash in a timely manner. We also have lines of credit available with correspondent banks. These lines of credit can be accessed to meet temporary funding needs.  At September 30, 2008, we had access to unused lines of credit totaling $2.0 million.

We draw deposits primarily from our local market area. However, when we deem it necessary and prudent we will access deposit markets other than the local market for sources of funds. These deposits can include “brokered” deposits and deposits generated from other sources, including internet sources. The Company has dropped below the “well capitalized” threshold which limits its ability to utilize brokered deposits. Historically, the Company has not utilized brokered deposits and carried none at September 30, 2008.

Freedom Bank of Georgia is a member of the Federal Home Loan Bank (FHLB) of Atlanta. The FHLB provides funds for real estate-related lending and to promote home ownership. We use advances from the FHLB to fund loans and as a tool to manage our interest rate risk.  At September 30, 2008 we had advances outstanding of $16.5 million.  To the extent we provide qualifying collateral, we have access to additional advances up to $5.8 million.

Freedom Bank of Georgia has submitted an application to the Federal Reserve Bank of Atlanta in order to be able to borrow at the discount window. If established, this line of credit will provide increased liquidity to the Company to the extent of qualifying collateral provided to Federal Reserve Bank of Atlanta.

We closely monitor our balance sheet and liquidity in order to maintain appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. Due to recent economic developments and the current capital position of the Company, management monitors liquidity on a daily basis to ensure the Company maintains adequate liquidity to service our customers.

Index

Capital Resources

Total shareholders’ equity decreased from $13.5 million at December 31, 2007 to $8.6 million at September 30, 2008.  The decrease is due to net loss for the first nine months of 2008 of $4.9 million, an after-tax decrease of $28 thousand in the fair value of securities available-for-sale, an after tax increase in the fair value of an interest rate floor of $8 thousand, an increase in surplus from the recognition of stock compensation expense of $44 thousand, and net proceeds of $15 thousand received from the sale of 1,500 shares of common stock due to the exercise of stock options.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers: Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. Tier 2 capital consists of the general reserve for loan losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements for adequately capitalized banks are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%, but all but the highest-rated institutions are required to maintain ratios that are 100 to 200 basis points above the minimum.

The following table summarizes our risk-based capital ratios at September 30, 2008:

	Freedom Bank September 30, 2008	Freedom Bancshares, Inc. September 30, 2008	Regulatory Requirement

Leverage ratio	5.32%	5.51%	4.0%
Tier 1 Risk weighted ratio	6.29%	6.47%	4.0%
Total Risk weighted ratio	7.57%	7.76%	8.0%

Management has accelerated its process of attempting to raise capital in an effort to return to a well capitalized position. The Board of Directors has approved a subordinated debt offering and is exploring other potential sources for capital injection.

Legislation

Effective October 3, 2008, the FDIC increased deposit insurance coverage limits. Generally, FDIC insurance limits for single accounts, joint accounts, and trust accounts have increased from $100,000 to $250,000. This increase in coverage is in effect through December 31, 2009 and does not in itself increase our Deposit Insurance Fund assessment.

Effective October 14, 2008, the FDIC eliminated the deposit insurance coverage limits for all non-interest bearing transaction deposit accounts, including all personal and business checking deposit accounts that do not earn interest. Thus, all money in these accounts are fully insured by the FDIC regardless of dollar amount. This second increase to coverage is in effect through December 31, 2009. The cost to us for participating in this expanded deposit insurance coverage program is a 10-basis point surcharge to our current insurance assessment rate with respect to the portions of the non-interest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000.

Finally, the FDIC has proposed to increase the Deposit Insurance Fund assessment rates as part of the FDIC’s Deposit Insurance Fund restoration plan. Currently, banks pay anywhere from five basis points to 43 basis points for deposit insurance. Under the proposal, the assessment rate schedule would be raised uniformly by 7 basis points (annualized) beginning on January 1, 2009. Further, beginning with the second quarter of 2009, changes would be made to the deposit insurance assessment system to make the increase in assessments fairer by requiring riskier institutions to pay a larger share.

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

There have been no changes in our internal control over financial reporting during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

FREEDOM BANCSHARES, INC.
AND SUBSIDIARY

Part II.	Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, as well as those included in “Part I, Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

Declines in the U.S. economy and our local real estate markets contributed to our increasing provisions for loan losses during 2008, and may result in additional loan losses and loss provisions for the remainder of 2008 and 2009.   These factors could result in further increases in loan loss provisions, delinquencies and/or charge-offs in future periods, which may adversely affect our financial condition and results of operations.  If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations continue to decline, this could result in, among other things, further deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses.

 In addition, deterioration of the U.S. economy may adversely impact our banking business more generally. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Additionally, our servicing costs, collection costs and credit losses may also increase in periods of economic slowdown or recessions. Effects of the current real estate slowdown have not been limited to those directly involved in the real estate construction industry (such as builders and developers). Rather, it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others. All of these affected businesses have banking relationships, and when their businesses suffer from recession, the banking relationship suffers as well.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable to obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.  Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures.  Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation and access to other funding sources.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets.

Index

Our ability to raise capital could be limited, could affect our liquidity and could be dilutive to existing shareholders.

Current capital markets conditions are such that traditional sources of capital may not be available to us on reasonable terms if we need to raise such capital.  In such a case, there is no guarantee that we will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

The impact of the current economic downturn on the performance of other financial institutions in our geographic  area, actions taken by our competitors to address the current economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets. As troubled institutions in our market area continue to dispose of problem assets, the already excess inventory of residential homes and lots will continue to negatively affect home values and increase the time it takes us or our borrowers to sell existing inventory. The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to larger institutions. If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

Volatility in the capital and credit markets, together with the current real estate slowdown, have resulted in significant pressure on the financial services industry.

We have experienced a higher level of foreclosures and losses upon foreclosure during recent periods than we have historically.  If current volatility and market conditions continue or worse, our business, financial condition and results of operations could be materially adversely affected.  We may therefore experience further increases in loan losses, deterioration of capital or limitations on our access to funding or capital.

The Emergency Economic Stabilization Act of 2008 (“EESA”) may not stabilize the financial services industry.

The EESA, which was signed into law on October 3, 2008, is intended to alleviate the financial crisis affecting the U.S. banking system.  A number of programs are being developed and implemented under EESA.  The EESA may not have the intended effect, however, and as a result, the condition of the financial services industry could decline instead of improve.  The failure of the EESA to improve the condition of the U.S. banking system could significantly adversely affect our access to funding or capital, the trading price of our stock, and other elements of our business, financial condition, and results of operations.

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

Freedom Bancshares, Inc.
(Registrant)

November 14, 2008	/s/ Vincent D. Cater
President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2008	/s/ Jennifer S. Wethington
Chief Financial Officer
(Principal Accounting Officer)